Form 10-Q
period 2009-12-31
AMERICAN FIRST FINANCIAL INC
filed 2010-02-16
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 000-53578
———————
AMERICAN FIRST FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
———————

Florida	59-3707569
(State or other jurisdiction	(Federal
of incorporation or organization)	Identification No.)

12900 Vonn Road Suite B102 Largo, FL 33774
(Address of Principal Executive Office) (Zip Code)

Phone 727-216-6436 fax 727-216-6438

(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		☐	Yes	☑	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of February 11, 2010 was 22,582,205

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		☐	Yes	☐	No

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
American First Financial, Inc.
As of December 31, 2009 (unaudited) and March 31, 2009 (audited)
and for the three and nine months ended December 31, 2009 and 2008

Contents:

American First Financial, Inc.
Balance Sheet

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
Assets
Current assets
Cash	$4,830	$1,037
Total current assets	4,830	1,037

Property & equipment, net of accumulated
depreciation of $7,754 and $6,503, respectively	3,919	5,170

Loans to shareholders	-	52,287
Investment in property	-	60,000
Total Assets	$8,749	$118,494

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$8,200	$8,200
Demand notes payable	69,030	69,030
Total current liabilities	77,230	77,230

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,582,205 and 10,007,205 shares
issued and outstanding, respectively	1,129,110	1,054,110
Additional paid-in capital	(22,567)	128,392
Accumulated Deficit	(1,175,024)	(1,141,238)
Total stockholders' equity	(68,481)	41,264

Total Liabilities and Stockholders' Equity	$8,749	$118,494

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009		December 31, 2009
	2009	2008	2009	2008

Origination Fees	$3,048	$9,693	$13,377	$32,193

Commissions and closing costs	2,154	3,705	7,981	12,305

Gross Margin	894	5,988	5,396	19,888

Operating expenses:
Selling	-	284	-	1,770
General and administrative	936	16,449	7,730	44,626
Professional expenses	1,028	1,000	2,028	7,700
Depreciation	417	417	1,251	1,251
Interest expenses	50	75	210	245
Loss on sale of property	-	-	27,963	-
Total operating expenses	2,431	18,225	39,182	55,592

Net income (loss)	$(1,537)	$(12,237)	$(33,786)	$(35,704)

Earnings (loss) per share,
primary and dilutive	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	21,649,328	17,353,712	21,275,356	14,218,575

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2009	2008

Cash Flows from Operating Activities:
Net (loss) income	$(33,786)	$(35,704)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,251	1,251
Loss on sale of property	27,963
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	7,500
Net Cash (Used) Provided by Operating Activities	(4,572)	(26,953)

Cash Flows from Financing Activities:
Proceeds from sale of property	32,037
Proceeds from issuance of common stock	22,500	-
Net (loans to) repayment of stockholder loans	(46,172)	17,669
Net Cash (Used) Provided by Operating Activities	8,365	17,669

Net decrease in Cash	3,793	(9,284)

Cash at beginning of period	1,037	10,192

Cash at end of period	$4,830	$908

Supplemental cash flow information:
Interest paid	$210	$245
Taxes paid	$-	$-

Non-cash transactions:
Receivable from shareholder reclassified to equity	$98,672

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2009

Note 1  Organization, Business Operations and Summary of Significant Accounting Policies

Organization and Business Operations
American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. AFF only acts as a broker agent for mortgage loans. We close loans as an originator, primarily with a line of credit of an investment bank (Global Lending Group). We do not hold notes for any period of time. There is no credit risk. At the time of a loan closing the note and mortgage become the property of Global Lending Group, or one of their Investors that may have closed and funded the loan directly. As a result, AFF has no legal recourse on any loans.

Summary of Significant Accounting Policies

Basis of Presentation
The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the year ended March 31, 2009 and 2008; (b) the financial position at March 31, 2009, and (c) cash flows for the year ended March 31, 2009 and 2008 have been made.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Information
The carrying amounts of the Company’s assets and liabilities, which qualify as financial instruments under the FASB Accounting Standards Codification Section No. 825, “Financial Instruments,” (820-10-50) approximates their fair value represented in the accompanying balance sheets. The carrying amounts of current assets and current liabilities approximate their fair value due to the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Revenue Recognition
AFF receives origination fees for the origination of loans and recognizes these when the earnings process has been completed and documented through filings with local governmental agencies, generally at closing.

Mortgages, Loan Loss Reserves and Capitalization
AFF does not hold mortgages for investment and thereby does not calculate loan loss reserves and is not subject to any minimum capital requirements by the State or any regulatory agency.  AFF utilizes the licenses of Global Lending Group, a related party (see Related Party note), for closing and funding any loans that need funding until their sale.  These loans are the property of Global Lending Group at closing and as such, are not reflected on the financial statements of AFF.

Property and equipment
Property and Equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at the balance sheet dates presented.

Advertising
The costs of advertising are expensed as incurred. Advertising expenses were $0 and $1,347 for the years ended March 31, 2009 and 2008, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

Income Taxes
Effective January 1, 2007, the Company adopted the provisions of the Accounting Codification Standards, Topic No. 740 “Income Taxes” (ASC 740) which requires use of the liability method. Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Earnings (Loss) Per Share
The Company follows Accounting Codification Standards, Topic No. 260.  Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

Subsequent Events
These interim financial statements were approved by management and were issued on February 11, 2010. Subsequent events have been evaluated through this date.

Recently Issued Accounting Pronouncements
We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 2  Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, for the Company to continue as a going concern.

As shown in the accompanying financial statements, AFF incurred operating loss for the nine month periods ended December 31, 2009 and 2008.  Although the Company does not have a history of losses there remains an accumulated deficit and a working capital deficit at December 31, 2009 (unaudited) and March 31, 2009 (audited).  AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF or its shareholders.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3  Property and Equipment

Property and equipment, as of December 31, 2009 and March 31, 2009 consist of:

	December 31, 2009	March 31, 2009
Equipment	$11,673	$11,673
Less accumulated depreciation	7,754	6,503
	$3,919	$5,170

Depreciation of property and equipment was $417, $417, $1,251 and $1,251 for the three and nine month periods ended December 31, 2009 and 2008, respectively.

Note 4  Sale of Property

In 2005, the Company acquired a single family residence located in South Carolina upon a borrower’s default on a note AFF had sold to an affiliate with recourse.  AFF took back the note and the property when the borrower defaulted.  The property was recorded at the property’s net realizable fair value, which considered the property market value less expected costs to sell, at the time it was acquired.   The asset was sold in 2009 for net proceeds, after commission and closing costs, of $32,037.   The unimpaired carrying value of $60,000 resulted in recognizing a loss of $27,963 in the current year.

The Company does not have any further exposure to loans with recourse, as it has discontinued the practice, due to the economic uncertainty and the inability to finance such defaults.

Note 5  Income Taxes

The Company has not recognized any deferred tax assets in association with net operating losses and capital losses incurred from marketable equity securities transactions, due to tax limitations and uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance (100%) established against deferred tax assets arising from the securities capital losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of March 31, 2009, the Company has unused net long-term capital losses of approximately $410,000 and unused Net Operating Loss carry-forwards of approximately $56,000 which begins to expire in 2028.   Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

Note 6  Equity

Common Stock
Common Stock includes 50,000,000 shares authorized at a par value of $0.05.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote.

Note 7  Earnings per Share

Due to the net operating loss, all options and conversions are considered anti-dilutive and therefore only basic calculation is provided.  Basic weighted average per share excludes items that would have been included in the fully-diluted weighted average shares.  Shares that would be included would be, if exercised, options held by Officers and Directors (2,300,000 common share equivalents).

Note 8  Related Party Transactions

As of December 31, 2009, the Company has a Demand Promissory Note in the amount of $69,030 with a member of the Board of Directors.  The note pays interest at the rate of twelve percent and is callable at any time.  The purpose for the additional debt was for operating cash flow requirements.

The Company collected interest and principal on a mortgage note that was purchased by a member of its Board of Directors.  The Company received no income from this servicing for the years ended March 31, 2009 and the agreement was concluded as of March 31, 2009.

Through an agreement, in exchange for shares that were given to Global Lending Group, AFF utilizes the licenses of Global Funding Group for loan origination and funding.  At funding the loans become the property of Global Funding Group.   There is no recourse to loans and AFF acts solely as a mortgage broker on loans originated.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note 9  Commitments and Contingencies

The Company has limited needs for office space and currently uses facilities available through the majority shareholder.   At such time, the activities are limited and there is no charge for rent.  The Company has not entered into any lease arrangement plan.  AFF has no known future commitments.  Rent expense was $0 and $900 for the nine month periods ended December 31, 2009 and 2008, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Currently the Company has been named as a defendant in a lawsuit for unsolicited advertisement.  Management does not believe the merits of the claim of $500 with possible treble damages assessment up to $1,500.  Due to the uncertainty of outcome, the Company has not accrued any potential liability.  The Company does not believe this matter or any other unasserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations, consolidated financial condition and capital resources and liquidity should be read in conjunction with our Financial Statements and the related notes included in this report.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes. This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. AFF’S operations are primarily the acceptance of loan submissions from mortgage brokers and then finding a lender that will do them (wholesale Broker). In the past AFF operated as the lender in that they underwrote broker loan submissions, closed them with lines of credit and then resoled those loans to banks and other lending institutions that then usually retained the mortgages for servicing.  AFF no longer acts as a lender, nor do we buy or sell loans. For quite some time now and in to the foreseeable future, AFF will take those same broker loan submissions and will then send them to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, For underwriting, closing, and funding of those loans. AFF is totally dependant on Global for any and all revenues. We send them one hundred percent of our loan referrals. Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then keeps all other compensation. Global is a licensed mortgage lender. Global has national approvals to originate and sell loans including direct FHA and VA  and agreements to sell loans to major Fannie Mae and Freddie Mac lenders. Global is licensed in the states of Florida, Tennessee, California, and Michigan. In addition, the states of  Alabama, Alaska, Colorado, Indiana, Montana, Nevada, Ohio, Oregon, South Carolina and Wyoming have no licensing requirements for a  lender and Global is exempt from licensing in Arkansas and Georgia to do non-owner (investment) loans. AFF does not have a designated market area. As a branch of Global Lending, AFF is capable of doing a loan in any of the states mentioned above. As an example: we might get a loan from Alabama this week and never get another one. Currently, AFF is concentrating marketing efforts in the state of Florida because the average loan value is larger than a lot of other states. Also there is a lot of investment and second home loans that can be done in Florida compared to other states and we still have good loan products for those loans.

Summary

AFF intends to attract investor dollars and grow the mortgage business through acquisitions to the point of positive cash flow. We currently do not have cash for acquisitions but, intend to use only stock for acquisitions. Management believes that there are numerous small mortgage brokers around the country that will welcome a chance to be acquired by a company they can send all of their sub-prime and non-conforming loans. Any acquired broker will also have the availability of conforming, FHA and VA loan products as well due to a branch agreement that AFF has with a lender named Global Lending Group, Inc.  Management also believes that there will be a number of new loan products introduced in the next twelve months such as “stated income” loans coming back for self employed borrowers, which will significantly increase business. The stock that an acquired broker will receive, will just be “added benefit”. Acquisitions like this are not a new idea. Most of the large mortgage lenders in the country have grown in just this manner.

Results of Operations

For the Three Months Ended December 31, 2009
	2009	2008

Origination Fees	$3,048	$9,693
Commissions and closing costs	2,154	3,705
Gross Margin	894	5,988
Operating expenses:	2,431	18,225
Net income (loss)	$(1,537)	$(12,237)

For the Nine Months Ended December 31, 2009
	2009	2008

Origination Fees	$13,377	$32,193
Commissions and closing costs	7,981	12,305
Gross Margin	5,396	19,888
Operating expenses:	39,182	55,592
Net income (loss)	$(33,786)	$(35,704)

Revenues

For the three months and nine months ended December 31, 2009 and 2008 revenues were $3,048, $9,693, $13,377 and $32,193.  Revenue decreased in the current quarter due to general economic conditions and a further deterioration in the mortgage market.    Gross margin decreased in the current quarter, based on the decrease in volume.   The recent trends in the mortgage business are towards lower numbers in all areas including number of loans, size of loans, gross margins and commissions thereby drastically reducing income for the above mentioned periods and for the foreseeable future.  The number and type of available mortgage products has been greatly reduced. Also, the credit requirements for borrowers have been vastly increased. Going forward, it has been determined that the best way for AFF to increase volume and income is through acquisitions of other originators. The current funding dollar commitment to AFF (up to $1,000,000 a month), is more than adequate for a considerable increase in loan closings and Global is capable of increasing funding sources as needed.

Operating Expenses

Operating expenses were incurred in the amount of $2,431, $18,225, $39,182 and $55,592 for the three and nine month periods ended December 31, 2009 and 2008. The overall, change was due to a decrease in general and administrative expenses, particularly professional expenses and other administrative task areas..

Net Loss

The Company incurred a net operating loss for the three and nine month period ended December 31, 2009 and 2008 in the amount of $1,537, $12,237, $33,786 and $35,704. The change in the year earnings is directly related to the decrease in sales and gross margin.

Liquidity and Capital Resources

The following summary data is presented for the period ended December 31, 2009 (unaudited) and for the year ended March 31, 2009 (audited):

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)

Current assets	$4,830	$1,037
Total Assets	8,749	118,494

Total current liabilities	77,230	77,230
Total liabilities	77,230	77,230
Total stockholders' equity	(68,481)	41,264

Working Capital	(72,400)	(76,193)
Net Cash (Used) Provided by Operating Activities	(4,572)	(26,953)

The current economic conditions have negatively affected our business model. There is an abundance of demand for refinancing, however the credit markets do not offer the supply of loan products with which to fund these requests, therefore mortgage financing has decreased, as has our closings on mortgages. Additionally, there has been a decrease in the overall number of housing sales and real estate values further reducing the number of transactions requiring mortgage financing and the amounts of those mortgages.

Cash used in operations had significantly decreased, primarily for the reduction of expenses incurred in administrative operations, including legal and professional fees related to the public filings. These requirements have decreased significantly and we anticipate being able to fund any amounts needed in the next twelve months.

We were financing our operations primarily through operating activities. Those activities have not always been adequate for the cash requirements of the business.   From time to time it is necessary for the company to increase cash through the sale of stock through private investors or through temporary loans from and by the majority shareholder.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from operations. We cannot assure investors that adequate revenues will be generated. Even without sufficient revenues, due to the current economic conditions, in the next twelve months, we anticipate that proceeds received from securities sales and or, the attainment of proceeds from temporary debt financing will enable AFF to continue with operations.

In an effort to sustain our liquidity, during the nine months ended December 31, 2009, we liquidated our investment of property located in South Carolina.   Due to market conditions, we liquidated this property at below estimated market value, however, management considered the liquidation to be necessary for the purposes of cash flow.  The sale resulted in approximately $32,000 of operating cash after closing expenses.

As reflected in the unaudited financial statements, as of December 31, 2009, we have an accumulated deficits and negative working capital of $72,400.  For the nine month period ended December 31, 2009 we incurred negative cash used in operations in the amount of $4,572.  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt financing.  The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2009 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Significant Accounting Policies and Recent Accounting Developments

For additional information regarding significant accounting policies and other recent accounting pronouncements, see Note 1 to our Interim Financial Statements and Note 1 to our Audited Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending December 31, 2009, the Company’s management, including its Chief Executive Officer has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None for period.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There was none for the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There was none for the period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was none for the period.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February   12, 2010
American First Financial, Inc.

By:	/s/ J. R. Stirling
J.R. Sterling President