Form 10-Q/A
period 2010-03-31
AMERICAN FIRST FINANCIAL INC
filed 2010-05-18
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
Amendment No 1
———————

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Phone 727-595-0975     Email: americanfirst09@yahoo.com

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	☐	Yes	☑	No

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

a court.	☐	Yes	☑	No

Form 10-Q
Amendment No. 1

Explanatory Note
---------------------------------

The purpose of this amendment is to correct and clarifying information originally reported in the financial statement of our three and nine month period ended December 31, 2009, filed on Form 10-Q om February 16, 2010.   Correction has been made of the originally reported balance of the demand note payable to a related party.  Additionally there our report includes changes for the purpose of informative disclosure, including, but not limited to related party disclosures.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

American First Financial, Inc.
As of December 31, 2009 (unaudited) and March 31, 2009 (audited)
and for the three and nine months ended December 31, 2009 and 2008

Contents:

American First Financial, Inc.
Balance Sheet

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
Assets
Current assets
Cash	$4,830	$1,037
Total current assets	4,830	1,037

Property & equipment, net of accumulated
depreciation of $7,754 and $6,503, respectively	3,919	5,170

Loans to shareholder (Mr. Stirling)	-	52,287
Investment in property	-	60,000
Total Assets	$8,749	$118,494

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable and accrued expenses	$8,200	$8,200
Demand notes payable to related party (Toni Behr former Director)	60,030	69,030
Total current liabilities	68,230	77,230

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,882,205 and 21,082,205 shares
issued and outstanding, respectively	1,144,110	1,054,110
Additional paid-in capital	(27,667)	128,392
Accumulated Deficit	(1,175,924)	(1,141,238)
Total stockholders' (deficit) equity	(59,481)	41,264

Total Liabilities and Stockholders' (Deficit) Equity	$8,749	$118,494

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009		December 31, 2009
	2009	2008	2009	2008

Origination Fees	$3,048	$9,693	$13,377	$32,193

Commissions and closing costs	2,154	3,705	7,981	12,305

Gross Margin	894	5,988	5,396	19,888

Operating expenses:
Selling	-	284	-	1,770
General and administrative	1,836	16,149	7,730	43,726
Professional expenses	1,028	1,000	2,028	7,700
Rents, to related party (Mr. stirling)	900	300	900	900
Depreciation	417	417	1,251	1,251
Interest expenses	50	75	210	245
Loss on sale of property	-	-	27,963	-
Total operating expenses	3,331	18,225	40,082	55,592

Net income (loss)	$(2,437)	$(12,237)	$(34,686)	$(35,704)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	21,649,328	17,353,712	21,275,356	14,218,575

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2009	2008

Cash Flows from Financing Activities:
Net loss	$(34,686)	$(35,704)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,251	1,251
Loss on sale of property	27,963
Changes in assets and liabilities:
Accounts payable and accrued expenses	-	7,500
Net Cash (Used) Provided by Operating Activities	(5,472)	(26,953)

Cash Flows from Financing Activities:
Proceeds from sale of property	32,037
Proceeds from issuance of common stock	22,500	-
Payments on demand note payable (Toni Behr former Director)	(9,000)	-
Net (loans to) repayment of stockholder loans (Mr. Stirling)	(36,272)	17,669
Net Cash (Used) Provided by Financing Activities	9,265	17,669

Net decrease in Cash	3,793	(9,284)

Cash at beginning of period	1,037	10,192

Cash at end of period	$4,830	$908

Supplemental cash flow information:
Interest paid	$210	$245
Taxes paid	$-	$-

Non-cash transactions:
Receivable from shareholder reclassified to equity (Mr. Stirling)	$103,772

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2009

Note 1  Organization, Business Operations and Summary of Significant Accounting Policies

Organization and Business Operations
American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. AFF only acts as a broker agent for mortgage loans. We close loans as an originator, primarily with a line of credit of a lender (Global Lending Group). We do not hold notes for any period of time. There is no credit risk. At the time of a loan closing the note and mortgage become the property of Global Lending Group, or one of their Investors that may have closed and funded the loan directly. As a result, AFF has no legal recourse on any loans.

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

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2009

As shown in the accompanying financial statements, AFF incurred operating loss for the nine month periods ended December 31, 2009 and 2008. The Company has accumulated deficit and a working capital deficit at December 31, 2009 (unaudited) and March 31, 2009 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF or its shareholders.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2009

Note 6  Equity

Common Stock
Common Stock includes 50,000,000 shares authorized at a par value of $0.05.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote. There are currently 22,882,205 shares of common stock outstanding. There are no outstanding shares of preferred stock.

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

Note 8  Related Party Transactions

As of March 31, 2009, the Company has a Demand Promissory Note in the amount of $69,030 with a former member of the Board of Directors. The note pays interest at the rate of twelve percent and is callable at any time. The purpose for the additional debt was in used for operating cash flow requirements. Subsequent to March 31, 2009, the loan was called and subsequent to September 30, 2009, the principle amount of the note was reduced by $9,000. Repayment negotiations are currently in process.

The Company collected interest and principal on a mortgage note that was purchased by a member of its Board of Directors.  The Company received no income from this servicing for the years ended March 31, 2009 and the agreement was concluded as of March 31, 2009.

Through an agreement, in exchange for shares that were given to Global Lending Group, AFF utilizes the licenses of Global Lending GroupGlobal Lending Group for loan origination and funding.  At funding the loans become the property of Global Lending GroupGlobal Lending Group .   There is no recourse to loans and AFF acts solely as a mortgage broker on loans originated.

The Company has had limited need for use of office space or equipment.  Currently our office is being provided by the majority shareholder for a fair market value of comparable rentals.  Rents charges to general and administrative expense totaled $900 and $900 for the nine months ended December 31, 2009 and 2008, respectively.  The Board of Directors approved the forgiveness of loans receivable from a shareholder (Mr. Stirling), in the amount of $98,459 in consideration of past uncompensated services.  The amount forgiven was recognized as a reduction to additional paid in capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note 9  Equity

During the quarter ended September 30, 2009, the Board of Directors approved the forgiveness of loans receivable from a shareholder (Mr. Stirling), in the amount of $98,459 in consideration of past uncompensated services.  The amount forgiven was recognized as a reduction to additional paid in capital.

Prior period losses resulting from investments, in the amount of $410,615, had previously been reported as accumulated other comprehensive income within stockholders’ equity.  This amount has been reclassified to accumulated deficit.  This reclassification, retroactively applied, has no effect on the financial position or results f operations.

In 2006 the Company issued option awards under the employee incentive stock option plan (“EISOP”) to Officers and Directors.   Options granted under the EISOP, in prior years, were issued for past performance and therefore vested immediately at the date the options were granted.  A total 2,300,000 options were issued with a strike price of $.05 expiring in ten year from issue date (expires June 2016).

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2009

Note  10 Commitments and Contingencies

The Company has limited needs for office space and currently uses facilities available through a shareholder (Mr. Stirling).   The Company has not entered into any lease arrangement plan. AFF has no known future financial commitments .

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANLAYSIS FO FINANCIAL CONDITION AND RESULT OF OPERATIONS.

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our current fiscal year assets are $ 8,749 and our liabilities are $ 68 ,230. We show a net loss through nine months of our current fiscal year of $ 34,686 . Where that financial condition does not look promising, in actually it is not as bad as it looks from the stand point of continuing as a going concern. (see discussion of improvement in item 2. Summary section below).  AFF’S operations are primarily the acceptance of loan submissions from mortgage brokers and then finding a lender that will accept them. In the past AFF operated as the lender in that they underwrote broker loan submissions, closed them with lines of credit and then resold those loans to banks and other lending institutions that then usually retained the mortgages for servicing. Some smaller, private lenders such as Eastern Savings Bank would resell those same mortgages to other lenders. AFF no longer acts as a lender, nor do we buy or sell loans. For quite some time now and in to the foreseeable future, AFF will take those same broker loan submissions and will then send them to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, For underwriting, closing, and funding of those loans. AFF is totally dependant on Global for any and all revenues. We send them one hundred percent of our loan referrals. Global is not obligated to fund any of the loans we send them. However, a Global rejection of a loan is rare. For the current fiscal year and at least the two previous ones, Global has funded one hundred percent of the loans sent to them for the full amounts requested. Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then keeps all other compensation. Global is a licensed mortgage lender. Global has national approvals to originate and sell loans including direct FHA and VA  and agreements to sell loans to major Fannie Mae and Freddie Mac lenders. Global is licensed in the states of Florida, Tennessee, California, and Michigan. In addition, the states of  Alabama, Alaska, Colorado, Indiana, Montana, Nevada, Ohio, Oregon, South Carolina and Wyoming have no licensing requirements for a  lender and Global is exempt from licensing in Arkansas and Georgia to do non-owner (investment) loans. AFF does not have a designated market area. As a branch of Global Lending, AFF is capable of doing a loan in any of the states mentioned above. As an example: we might get a loan from Alabama this week and never get another one. Currently, AFF is concentrating marketing efforts in the state of Florida because the average loan value is larger than a lot of other states. Also there is a lot of investment and second home loans that can be done in Florida compared to other states and we still have good loan products for those loans.

Overall economic conditions have certainly contributed to the decline in income for AFF. However, we do not monitor statistics such as unemployment rates, foreclosures, building permits, price of homes and bankruptcy filings because we believe that none of our operations would be changed by monitoring any of them. As an example: the price of homes in Florida has dropped an average of 45% in the last two years. Knowing that statistic means nothing to us and would not change anything we do other than to make us think of employee layoffs which is an automatic result of declining business. The majority of loans we do (sub-prime and non-conforming) are not effected by these statistics other than as a part of a general business decline. The largest factor contributing to the decline in the mortgage business is the deletion of mortgage products. We do not consider any of those market conditions pertinent to our forward business plan which is creating more originations by acquisitions of small mortgage brokers.

AFF has what a “Net Branch Agreement” with Global Lending Group, Inc. that allows AFF to take loan originations from mortgage brokers and submit those loans to Global for underwriting and funding. Under that agreement AFF is allowed to act as a branch of Global’s but, is allowed to keep all fees or profits of any kind from the closing of a loan. We have operated as a branch of Global’s since the signing of the agreement and intend to continue to do so. The agreement can only be cancelled by AFF. The agreement allows us to use Global’s licensing and therefore we need no licenses of our own. There are no legal ramifications for AFF acting as a branch of Global’s except as required by the agreement. One hundred percent of our loan business is done through Global. Global owns approximately 2% of the outstanding shares of AFF common stock. The main reason that AFF was able to negotiate such a favorable agreement with Global, is that AFF’S principle Mr. Stirling started the principle of Global in the mortgage business and they have remained good friends.

We market for loans to mortgage brokers around the country by way of faxing out a product list once a month and belonging to an Internet mortgage referral service called “Lender Lab”. Brokers looking for a particular loan product can go to their website, put in the loan details and receive a list of the mortgage companies that would do that loan. This service is free to AFF. Loans are given to Global for underwriting and approval. When approved they are closed and funded in Global’s name. AFF assumes no risk. All loans are closed and funded through Global, with their funds or lines of credit or directly by their lender Investors. AFF has not directly purchased any loans within the last three years and does not intend to do so in the future.

AFF markets loan products to mortgage brokers and small lenders who are too small, or do not have the required net worth to get approval to submit loans directly to the major lenders. The list of loan products consists of non-conforming and conforming loans. A non-conforming loan is a loan that fails to meet Fannie Mae or Freddie Mac criteria for funding. Reasons include the loan amount is higher than the conforming loan limits of Fannie Mae or Freddie Mac, lack of sufficient credit, the unorthodox nature of the use of funds, or the collateral backing it.

AFF can offer non-conforming loans (loans that are credit worthy but, don’t meet other Fannie Mae or Freddie Mac requirements such as loan size, property type, or debt ratios above 45%),  on primary, secondary and investment properties. Credit score requirements for non-conforming and conforming loans are the same, above 600. The current maximum loan to value (LTV) for non-conforming loans is 80%. It is 95% for conforming loans. In addition, we will offer sub-prime loans to borrowers who would be considered poor credit risks, with credit scores below 600, a recent bankruptcy or loan default experience. On these types of loans most lenders won’t go above a seventy percent loan to value. This is an area that AFF is most competitive do to the lender contacts or Investors that Global Lending Group has, AFF can offer up to eighty percent loan to value. Collateral requirements for all of the above mentioned loans is real property. AFF does not consider it important to keep exact records of the type or number of loans we do. We do not have the summary information on the number of loans or the individual loan by loan information. To get this information we would have to go back through the closed loan files for a given period but, we know from the type of marketing we do that approximately seventy percent of the loans we do are sub-prime, twenty percent non-conforming and the rest conforming loans. In the last six months ending 9/30/09 we submitted and funded a total of seven loans with an aggregate dollar amount of $630,000. Global Lending has allocated at least $1,000,000 a month from its lines of credit for AFF loans if funded by Global. If the loans are funded directly by Global Investors, the funds are unlimited. AFF does not have any foreclosure or debt collecting or responsibilities. Any such efforts would be undertaken by Global. Also AFF has no recourse provisions or responsibilities attached to any loans that they process through Global.

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

Results of Operations

For the Three Months Ended December 31, 2009
	2009	2008

Origination Fees	$3,048	$9,693
Commissions and closing costs	2,154	3,705
Gross Margin	894	5,988
Operating expenses:	3,331	18,225
Net income (loss)	$(2,437)	$(12,237)

For the Nine Months Ended December 31, 2009
	2009	2008

Origination Fees	$13,377	$32,193
Commissions and closing costs	7,981	12,305
Gross Margin	5,396	19,888
Operating expenses:	40,082	55,592
Net income (loss)	$(34,686)	$(35,704)

Revenues

For the three months and nine months ended December 31, 2009 and 2008 revenues were $3,048, $9,693, $13,377 and $32,193, respectively .  Revenue decreased in the current quarter due to general economic conditions and a further deterioration in the mortgage market.    Gross margin decreased in the current quarter, based on the decrease in volume.   The recent trends in the mortgage business are towards lower numbers in all areas including number of loans, size of loans, gross margins and commissions thereby drastically reducing income for the above mentioned periods and for the foreseeable future.  The number and type of available mortgage products has been greatly reduced. Also, the credit requirements for borrowers have been vastly increased. Going forward, it has been determined that the best way for AFF to increase volume and income is through acquisitions of other originators. The current funding dollar commitment to AFF (up to $1,000,000 a month), is more than adequate for a considerable increase in loan closings and Global is capable of increasing funding sources as needed.

Operating Expenses

Operating expenses were incurred in the amount of $ 3,331 , $18,225, $ 40,082 and $55,592 for the three and nine month periods ended December 31, 2009 and 2008, respectively . The overall, change was due to a decrease in general and administrative expenses, particularly professional expenses and other administrative task areas.

Net Loss

The Company incurred a net operating loss for the three and nine month period ended December 31, 2009 and 2008 in the amount of $ 2,437 , $12,237, $ 34,686 and $35,704. The change in the year earnings is directly related to the decrease in sales and gross margin.

Liquidity and Capital Resources

The following summary data is presented for the period ended December 31, 2009 (unaudited) and for the year ended March 31, 2009 (audited):

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)

Current assets	$4,830	$1,037
Total Assets	8,749	118,494

Total current liabilities	68,230	77,230
Total liabilities	68,230	77,230
Total stockholders' equity	(59,481)	41,264

Working Capital	(72,400)	(76,193)
Net Cash (Used) Provided by Operating Activities	(4,572)	(26,953)

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

As reflected in the unaudited financial statements, as of December 31, 2009, we have an accumulated deficit of $1,175,924 and negative working capital of $63,400.  For the nine month period ended December 31, 2009 and 2008 we incurred negative cash used in operations in the amount of $5,472 and $26,953, respectively.  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt

We were financing our operations primarily through operating activities. Those activities have not always been adequate for the cash requirements of the business.   From time to time it is necessary for the company to increase cash through the sale of stock through private investors or through temporary loans from and by the majority shareholder.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from operations. We cannot assure investors that adequate revenues will be generated. Even without sufficient revenues, due to the current economic conditions, in the next twelve months, we anticipate that proceeds received from securities sales and or, the attainment of proceeds from temporary debt financing will enable AFF to continue with operations.

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

                                        PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None for period.

ITEM 1A.	RISK FACTORS.
Not required for smaller reporting company.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There was none for the period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
There was none for the period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There was none for the period.

ITEM 5.	OTHER INFORMATIONS.
ITEM 6.	EXHIBITS.

       Certifications:

                     EXHIBIT 1

                     EXHIBIT 2

SIGNATURES

American First Financial, Inc.ame

Date: May 12 , 2010
	By:	/s/ J. R. Stirling
J. R. Stirling, President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.