Form 10-Q/A
period 2009-12-31
AMERICAN FIRST FINANCIAL INC
filed 2010-12-07
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
Amendment No 1
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).		Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	X
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of November 30, 2010 was 22,882,205

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes	X	No

Form 10-Q
Amendment No. 1

Explanatory Note
---------------------------------

The purpose of this amendment is to correct and clarifying information originally reported in the financial statement of our three and nine month period ended December 31, 2009, filed on Form 10-Q on February 16, 2010.   Correction has been made of the originally reported balance of the demand note payable to a related party.  Additionally our report includes verbiage changes for the purpose of informative disclosure, including, but not limited to related party disclosures.  Note 11 to the financial statements outlines the changes per line item due to the restatement.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

American First Financial, Inc.
As of December 31, 2009 (unaudited and restated) and March 31, 2009 (audited and restated)
and for the three and nine months ended December 31, 2009 and 2008

Contents:

American First Financial, Inc.
Balance Sheet

	December 31, 2009	March 31, 2009
	(unaudited and restated)	(audited and restated)
Assets
Current assets
Cash	$9,512	$1,037

Total current assets	9,512	1,037

Property & equipment, net of accumulated
depreciation of $7,754 and $6,503, respectively	3,919	5,170

Investment in property	-	60,000
Intangibles	10,000	10,000

Total Assets	$23,431	76,207

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	8,200	$16,484
Shareholder loans	64,437	27,713
Demand notes payable	-	69,030
Total current liabilities	72,637	113,227

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,782,205 and 21,082,205 shares
issued and outstanding, respectively	1,144,110	1,054,110
Additional paid-in capital	94,842	161,092
Subscription receivable	(60,000)	(60,000)
Accumulated Deficit	(1,228,158)	(1,192,222)
Total stockholders' equity	(49,206)	(37,020)

Total Liabilities and Stockholders' Equity	$23,431	$76,207

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(unaudited and restated)

	For the Three Months Ended		For the Nine Months Ended
	December,31		December,31
	2009	2008	2009	2008

Origination Fees	$3,048	$9,693	$13,377	$32,193

Commissions and closing costs	2,154	3,705	7,981	12,305

Gross Margin	894	5,988	5,396	19,888

Operating expenses:
Selling	-	284	-	1,770
General and administrative	1,836	16,449	8,630	44,626
Professional expenses	1,028	1,000	2,028	7,700
Stock-based compensation	-	5,000	-	18,775
Depreciation	417	417	1,251	1,251
Interest expenses	50	2,146	210	6,458
Loss on sale of property	-	-	27,963	-
Total operating expenses	3,331	25,296	40,082	80,580

Net income (loss)	$(2,437)	$(19,308)	$(34,686)	$(60,692)

Earnings (loss) per share,
primary and dilutive	$-	$-	$-	$-

Weighted average shares outstanding
primary and dilutive	22,482,205	19,493,075	21,469,328	14,079,131

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(unaudited and restated)

	For the Nine Months Ended
	December 31,
	2009	2008

Cash Flows from Operating Activities:
Net (loss) income	$(34,686)	$(60,692)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,251	1,251
Loss on sale of property	27,963	-
Compensation, forgiveness of shareholder loan
Stock-based and non-cash compensation	-	18,775
Changes in assets and liabilities:
Accounts payable and accrued expenses	(8,284)	12,974
Net Cash (Used) Provided by Operating Activities	(13,756)	(27,692)

Cash Flows from Investing Activities:
Proceeds from sale of property	32,037	-
Net Cash (Used) by Investing Activities	32,037	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	22,500	17,500
Net (loans to) repayment of stockholder loans	(32,306)	-
Net Cash (Used) Provided by Financing Activities	(9,806)	17,500

Net decrease in Cash	8,475	(10,192)

Cash at beginning of period	1,037	10,192

Cash at end of period	$9,215	-

Supplemental cash flow information:
Interest paid	$210	$275
Taxes paid	-	-

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and  nine months ended December 31, 2009 and 2008; (b) the financial position at March 31, and December 31, 2009, and (c) cash flows for the nine months ended December 31, 2009 and 2008 have been made.

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0 and $1,347 for the nine months ended December 31, 2009 and 2008, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Subsequent Events
These interim financial statements were approved by management and were issued on December 7, 2010. Subsequent events have been evaluated through this date.

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

Property and equipment, as of December 31, 2009 and March 31, 2009 consist of::

	December 31, 2009	March 31, 2009
Equipment	$11,673	$11,673
Less accumulated depreciation	7,754	6,503
	$3,919	$5,170

Depreciation of property and equipment was $417 and $1,251 for the three and nine month periods ended December 31, 2009 and 2008, respectively.

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

As of March 31, 2009, the Company has unused net long-term capital losses of approximately $405,000 and unused Net Operating Loss carry-forwards of approximately $48,000 which begins to expire in 2028.   Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

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

Note 8    Related Party Transactions

On April 1, 2009, the major shareholder assumed responsibility for paying off the director loan and accrued interest in the amount of $77,314.  This amount was reclassified to shareholder loans.

At December 31, 2009, the Company has a subscription receivable due from and a shareholder loan payable to the major shareholder.  Interest on the net amount due to the shareholder is immaterial and was not recorded.

Through an agreement, in exchange for shares that were given to Global Lending Group, AFF utilizes the licenses of Global Lending Group for loan origination and funding.  At funding the loans become the property of Global Lending Group.   There is no recourse to loans brokered for Global Lending Group and AFF acts solely as a mortgage broker on loans originated.

All of the revenue recorded during the periods shown was received from a related party, Global Lending Group, a minor shareholder. Most of the commissions paid were paid to our President as the main mortgage broker. Minor amounts were paid to outside brokers.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note 9    Equity

On April 30, 2009, the Company sold 300,000 shares of common stock for $1,500.  On August 31, 2009, the Company sold 1,500,000 shares of common stock for $21,000.

In 2006 the Company issued option awards under the employee incentive stock option plan (“EISOP”) to Officers and Directors.   Options granted under the EISOP, in prior years, were issued for past performance and therefore vest immediately at the date the options were granted.  A total 2,300,000 options were issued with a strike price of $.05 expiring in ten years from issue date (expires June 2016).

Note 10    Commitments and Contingencies

The Company has limited needs for office space and currently uses facilities available through the majority shareholder.   At such time, the activities are limited and there is no charge for rent.  The Company has not entered into any lease arrangement plan.  AFF has no known future commitments.  Rent expense was $900 and $900 for the nine month periods ended December 31, 2009 and 2008, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company does not believe any possible unasserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2009

Note 11    Restatement

The Company has restated the accompanying financial statements to correct various misstatements as follows: 1) interest on a note payable was accrued for the nine months ended December 31, 2008, 2) licensing rights purchased with stock were recorded as an asset and equity transaction, 3) stock based compensation for services was recorded 4) the demand note payable was assumed by the major shareholder and included in his shareholder loan, 5) an adjustment was made to the number of shares sold, 6) a subscription receivable from the major shareholder was reclassified from shareholder loans to equity.  The table below lists the affected financial statement line items and the magnitude of the changes.  There was no change to the net loss or earnings per share for the nine months ended December 31, 2009.  The net loss for the nine months ended December 31, 2008 was increased by 70% to $60,692 but there was no change in the earnings per share for the period.

	As Originally Filed	Restated	Difference	% diff	Reference

Nine months ended December 31, 2009
Cash	4,830	9,512	4,682	97%	4
Intangibles	-	10,000	10,000		2
Total assets	8,749	23,431	14,682	168%

Demand note payable	60,030	-	(60,030)	-100%	4
Shareholder loans - 3/31/09	-	64,437	64,437		4, 6
Total liabilities	68,230	72,637	4,407	6%

Common stock	1,144,110	114,411	-	0%	5
Additional paid in capital - 3/31/09	(27,667)	94,842	122,509	-461%	2, 5, 3
Subscription receivable - 03/31/09	-	(60,000)	(60,000)		6
Accumulated deficit - 3/31/09	(1,175,924)	(1,228,158)	(52,234)	4%	1, 3
Total stockholders' equity	(59,481)	(49,206)	10,275	-17%

Nine months ended December 31, 2008
Stock based compensation	-	18,775	18,775		3
Interest expense	245	6,458	6,213	2536%	1
Net income	(35,704)	(60,692)	(24,988)	70%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at December 31, 2009 were $23,431 and our liabilities were $72,637. We show a net loss through nine months of our current fiscal year of $34,686. AFF’S operations are primarily the acceptance of loan submissions from mortgage brokers and then finding a lender that will accept them. AFF presents broker loan submissions to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans. AFF is totally dependant on Global for any and all revenues. We send them one hundred percent of our loan referrals. Global is not obligated to fund any of the loans we send them. However, a Global rejection of a loan is rare. For the current fiscal year and at least the two previous ones, Global has funded one hundred percent of the loans sent to them for the full amounts requested. Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then keeps all other compensation. Global is a licensed mortgage lender. Global has national approvals to originate and sell loans including direct FHA and VA  and agreements to sell loans to major Fannie Mae and Freddie Mac lenders. Global is licensed in the states of Florida, Tennessee, California, and Michigan. In addition, the states of  Alabama, Alaska, Colorado, Indiana, Montana, Nevada, Ohio, Oregon, South Carolina and Wyoming have no licensing requirements for a  lender and Global is exempt from licensing in Arkansas and Georgia to do non-owner (investment) loans. AFF does not have a designated market area. As a branch of Global Lending, AFF is capable of doing a loan in any of the states mentioned above. As an example: we might get a loan from Alabama this week and never get another one. Currently, AFF is concentrating marketing efforts in the state of Florida because the average loan value is larger than a lot of other states. Also there is a lot of investment and second home loans that can be done in Florida compared to other states and we still have good loan products for those loans.

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

AFF operates under a “Net Branch Agreement” with Global Lending Group, Inc. that allows AFF to take loan originations from mortgage brokers and submit those loans to Global for underwriting and funding. Under that agreement AFF is allowed to act as a branch of Global’s but, is allowed to keep all fees or profits of any kind from the closing of a loan. We have operated as a branch of Global’s since the signing of the agreement and intend to continue to do so. The agreement can only be cancelled by AFF. The agreement allows us to use Global’s licensing and therefore we need no licenses of our own. There are no legal ramifications for AFF acting as a branch of Global’s except as required by the agreement. One hundred percent of our loan business is done through Global. Global owns approximately 2% of the outstanding shares of AFF common stock. The main reason that AFF was able to negotiate such a favorable agreement with Global, is that AFF’S principle Mr. Stirling started the principle of Global in the mortgage business and they have remained good friends.

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

Results of Operations

For the Three Months Ended December 31, 2009
	2009	2008

Origination Fees	$3,048	$9,693
Commissions and closing costs	2,154	3,705
Gross Margin	894	5,988
Operating expenses:	3,331	25,296
Net income (loss)	$(2,437)	$(19,308)

For the Nine Months Ended December 31, 2009

Origination Fees	$13,377	$32,193
Commissions and closing costs	7,981	12,305
Gross Margin	5,396	19,888
Operating expenses:	40,082	80,580
Net income (loss)	$(34,686)	$(60,692)

Revenues

For the three months and nine months ended December 31, 2009 and 2008 revenues were $3,048, $9,693, $13,377, and $32,193, respectively.  Revenue decreased in the current quarter due to general economic conditions and a further deterioration in the mortgage market.    Gross margin decreased in the current quarter, based on the decrease in volume.   The recent trends in the mortgage business are towards lower numbers in all areas including number of loans, size of loans, gross margins and commissions thereby drastically reducing income for the above mentioned periods and for the foreseeable future.  The number and type of available mortgage products has been greatly reduced. Also, the credit requirements for borrowers have been vastly increased. Going forward, it has been determined that the best way for AFF to increase volume and income is through acquisitions of other originators. The current funding dollar commitment to AFF (up to $1,000,000 a month), is more than adequate for a considerable increase in loan closings and Global is capable of increasing funding sources as needed.

Operating Expenses

Operating expenses were incurred in the amount of $3,331, $25,296, $40,082 and $80,580 for the three and nine month periods ended December 31, 2009 and 2008, respectively. The overall, change was due to a decrease in general and administrative expenses, particularly professional expenses and other administrative task areas.

Net Loss

The Company incurred a net operating loss for the three and nine month period ended December 31, 2009 and 2008 in the amount of $2,437, $19,308, $34,686 and $60,692. The change in the year earnings is directly related to the decrease in sales and gross margin.

Liquidity and Capital Resources

The following summary data is presented for the period ended December 31, 2009 (unaudited) and for the year ended March 31, 2009 (audited):

	December 31, 2009	March 31, 2009
	(unaudited and restated)	(audited and restated)

Current assets	$9,512	$1,037
Total Assets	23,431	76,207

Total current liabilities	72,637	113,227
Total liabilities	72,637	113,207
Total stockholders' equity	(49,206)	(37,020)

Working Capital	(63,125)	(112,190)
Net Cash (Used) Provided by Operating Activities	$(13,756)	$(54,309)

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

As reflected in the unaudited and restated financial statements, as of December 31, 2009, we have an accumulated deficit of $1,228,158 and negative working capital of $63,125.  For the nine month period ended December 31, 2009 and 2008 we incurred negative cash used in operations in the amount of $13,756 and $27,692, respectively.  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  The unaudited and restated financial statements does not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

                     None for period.

Item 1A.	Risk Factors.

                     Not required for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

                     There was none for the period.

Item 3.	Defaults Upon Senior Securities.

                      There was none for the period.

Item 4.	Submission of Matters to a Vote of Security Holders.

                      There was none for the period.

Item 5.	Other Information.

Item 6.	Exhibits.

.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2010
American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President