Form 10-K
period 2010-03-31
AMERICAN FIRST FINANCIAL INC
filed 2011-01-14
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from:  ______________ to ______________

Commission file number: 000-53578

AMERICAN FIRST FINANCIAL, INC.
(Name of small business issuer as specified in its charter)

Florida	59-3707569
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12900 Vonn Road Suite B102 Largo, Florida	33774
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 727-595-0975

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes [  ]    No [X]

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes [  ]  No [ X ]

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of approximately 8,581,224 shares of Common Stock as of December 31, 2010 was approximately $386,155 based on a closing sales price of $.045 per share of Common Stock on December 31, 2010.

The number of shares outstanding of the issuer’s Common Stock, $.05 par value, as of December 31, 2010 was 22,882,205 shares.

-

AMERICAN FIRST FINANCIAL, INC.

Table of Contents

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements.  Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements.  These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company’s ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company.  Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

Item 1.   Business

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. As of March 31, 2010, our current assets are $1,343 and our current liabilities are $64,228. We show a net loss for our current fiscal year of $54,863.

 AFF’S operations were primarily the acceptance of loan submissions from mortgage brokers and then finding a lender that will fund and service them submits any loan applications to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans. AFF is totally dependent on Global for any and all revenues. We send them one hundred percent of our loan referrals. Global is not obligated to fund any of the loans we send them. However, a Global rejection of a loan is rare. For the current fiscal year and at least the two previous ones, Global has funded one hundred percent of the loans sent to them for the full amounts requested. Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF would receive the gross amount of all compensation associated with the loan and then would pay the originating broker a referral fee equal to 1% or 2% of the loan amount. AFF then would keep all other compensation.

As of July 1, 2010 AFF now only deals with sub-prime loans because they have found they can be most competitive with that type of loan. AFF now takes a loan submission and reviews it only to validate that it is a loan that Global would consider and if it meets those guidelines then, it is sent on to Global for underwriting and funding. From that point on, Global deals directly with the originating broker and once the loan is funded, Global pays AFF a pre-determined referral fee. Global is a licensed mortgage lender with national approvals to originate and sell loans including direct approvals from FHA and VA and agreements to sell loans to major Fannie Mae and Freddie Mac lenders. Global is licensed in the states of Florida and Tennessee. In addition, the states of Alabama, Alaska, Colorado, Indiana, Montana, Nevada, Ohio, Oregon, South Carolina and Wyoming have no licensing requirements for a lender and Global is exempt from licensing in a number of other states due to their direct lender approvals with FHA and VA.

Through Global Lending’s licensing, AFF is able to do loans in any of the above mentioned states but, currently is concentrating marketing efforts only in the state of Florida because their experience has shown that the average loan size is larger than most other states. Also, there are a lot of investment and second home loans that can be done in Florida and AFF still has availability of good loan products for those types of loans. They will expand into other states as their broker acquisition plan progresses.

Overall economic conditions have certainly contributed to the decline in income for AFF. The price of homes in Florida has dropped an average of 45% in the last two years. The value of mortgages has dropped respectively. The associated fees that make up our revenue have dropped accordingly. We will need to monitor these statistics in the future as our operations change and grow. Another large factor contributing to the decline in the mortgage business is the deletion of available mortgage products.

AFF signed a “Net Branch Agreement” with Global Lending Group, Inc. in March 2002 that allows AFF to take loan originations from mortgage brokers and submit those loans to Global for underwriting and funding. The agreement allows AFF to act as a branch of Global’s and therefore AFF needs no licenses of their own.

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

AFF markets for loans to mortgage brokers by way of faxing out a product list once a month and belonging to an Internet mortgage referral service called “Lender Lab”. Brokers looking for a particular loan product can go to the “Lender Lab” website, put in the loan details and receive a list of the mortgage companies that would do that loan. This service is free to AFF. Loans are given to Global for underwriting and approval. When approved they are closed and funded in Global’s name. AFF assumes no risk. All loans are closed and funded through Global, with their funds or lines of credit or directly by their lender Investors. AFF has not directly purchased any loans within the last three years.

AFF markets loan products to mortgage brokers and small lenders who are too small, or do not have the required net worth to get approval to submit loans directly to the major lenders. The loan products that AFF currently markets are sub-prime loans.

Fannie Mae and Freddie Mac have requirements such as loan size, property type, or no debt ratios above 45%),  on primary, secondary and investment properties. Credit score requirements for non-conforming and conforming loans are the same, above 600. The current maximum loan to value (LTV) for a non-conforming loan is 80%. It is 95% for conforming loans. We offer what are called “sub-prime” loans. These are loans that do not meet any of the agency requirements and are usually made to borrowers who would be considered poor credit risks, with credit scores below 600, a recent bankruptcy or loan default experience. On these types of loans most lenders won’t go above a seventy percent loan to value. This is an area that AFF is most competitive do to the lender contacts or Investors that Global Lending Group has, AFF can offer up to eighty percent loan to value. A collateral requirement for all of the above mentioned loans is real property.  We do not have the summary information on the number of loans or the individual loan by loan information but will track such information in the future as we progress with our business plan. We do know that approximately seventy percent of the loans we did in the past were sub-prime, twenty percent non-conforming and the rest conforming loans. From here forward, until we start acquiring brokers, we intend to only market for sub-prime loans. Global Lending has allocated at least $1,000,000 a month from its lines of credit for AFF loans if funded by Global. If the loans are funded directly by Global Investors, the funds are unlimited. AFF does not have any foreclosure or debt collecting responsibilities. Any such efforts would be undertaken by Global. Also AFF has no recourse provisions or responsibilities attached to any loans that they do through Global.

Company History

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001.

Competition

Our competitors include a number of large financial institutions. These financial institutions generally have significantly greater resources and access to capital than we do, resulting in a lower cost of funds and a greater ability to do “conforming loans”.  However, most of those financial institutions do not offer sub-prime loan products and even if they do, there is no price advantage to the borrower over what Global can offer. We compete by targeting our marketing to brokers who are either to small to have access to these institutions or are not aware of their existence. As explained above, a mortgage broker must meet certain net worth and experience requirements to be able to send loans directly to most lenders. These requirements vary by lender but most want at least a $25,000 net worth and a minimum of two years of experience as a licensed mortgage broker. Global has no such requirements and we market that advantage.

Employees

As of March 31, 2010, AFF had a staff of two people, including one in sales, marketing and administration, (Mr. Stirling) and one in processing, submissions and closings. Both employees work on a commission only basis. Currently Mr. Stirling is the only full time employee.

Regulation

Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Federal Trade Commission and the state agencies that license mortgage operations.  Mortgage originators must comply with a number of federal, state and local consumer protection laws, including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act and the Homeowners Protection Act. These statutes apply to debt collection, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

SEC Reports Available on Website

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1.A  Risk Factors

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below.  You should carefully consider these risk factors together with all of the other information included in this Form 10-K before you decide to purchase shares of our common stock.

Purchase of our stock is a highly speculative and you could lose your entire investment.  We have recently been operating at a loss and you cannot assume that our plans and business prospects described herein will either materialize or prove successful.  Accordingly, you may lose all or a substantial part of your investment.  The purchase of our stock must be considered a highly speculative investment.

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at March 31, 2010.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of fees. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. See “Notes to our Financial Statements.”

We have incurred net losses and our revenues are declining; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further.  We have generated net losses in recent years. We have an accumulated retained deficit of $(1,248,335) and a shareholders’ equity of $(49,383) as of March 31, 2010. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline further.

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits. The mortgage brokerage industry is highly competitive. Our ability to generate revenues and profitability is directly related to our ability to compete with our competitors. Currently, we believe that we have a competitive advantage because of our unique technology, our product performance, product mix and price. We face competition in our markets from competing technologies and direct competition from additional companies that may enter this market with greater financial resources than we have.  If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

Loss of key personnel could cause a major disruption in our day-to-day operations and we could lose our relationships with third-parties with whom we do business. Our future success depends in a significant part upon the continued service of our executive officer as key management personnel.  The loss of key personnel or the inability to hire or retain qualified replacement personnel could have cause a major disruption in our day-to-day operations and we could lose our relationships with third-parties with whom we do business, which could adversely affect our financial condition and results of operations.

If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations.  Our future is dependent upon the success of the current and future generations of one or more of the products we sell or propose to sell.  We have limited sales of any of our services.  If future market acceptance of our products is poor, we will not be able to generate adequate sales to achieve profitable operations.

We may not be able to successfully use or defend our intellectual property rights, which would prevent us from developing an advantage over our competitors.  We rely on a “Net Branch Agreement” with a lender which we believe gives us a competitive advantage over our competitors.  If a third party infringes on our agreement issued to us, we will bear the cost of enforcing the agreement. If we are not able to successfully use or defend our intellectual property rights, we may not be able to develop an advantage over our competitors.

We do not expect to be able to pay cash dividends in the foreseeable future, so you should not make an investment in our stock if you require dividend income. The payment of cash dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not paid or declared any cash dividends upon our Common Stock since our inception and by reason of our present financial status and our contemplated future financial requirements does not contemplate or anticipate making any cash distributions upon our Common Stock in the foreseeable future.

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  Our common stock currently trades on the over the counter bulletin board under the symbol “AFRS.”  However, at most times in the past, our common stock has been thinly traded and as a result the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of March 31, 2010, we have outstanding 22,882,205 shares of common stock, including an estimated 9.3 million outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

“Penny Stock” regulations may adversely affect your ability to resell your stock in market transactions. The SEC has adopted penny stock regulations which apply to securities traded over-the-counter.  These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years.  Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000).  These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser’s written consent to the transaction.

Our common stock will be subject to the penny stock regulations.  Compliance with the penny stock regulations by broker-dealers will likely result in price fluctuations and the lack of a liquid market for the common stock, and may make it difficult for you to resell your stock in market transactions.

Item 1.B.  Unresolved Staff Comments

We send a comment letter response with our Amended Form 10 and our Amended Form 10-Q for the Three months ended December 31, 2009. Both these forms were filed on 12/8/10.  As of the date of this filing we are waiting for any additional comments or a no-comment letter.

Item 2.   Description of Property

Currently, we do not occupy any rental property.   Our office is temporarily being provided through property owned by the majority shareholder.

Our office is at the following address:

•	Address: 12900 Vonn Road Suite B102 Largo, FL 33774
•	Size: 400 square feet
•	Landlord: J. R. Stirling
•	Term: for as long as needed.
•	Monthly Rent: $100 as a reimbursement of expenses. This property is adequate for our current needs.

We do not intend to renovate, improve, or develop properties. Our policy with respect to investments in real estate mortgages is set forth in “Business,” above. Specifically, business assumes no credit risk, originating mortgages that are closed in the name of Global Lending Group, using their funds. Further, we do not intend to invest in securities of or interests in persons primarily engaged in real estate activities.

Item 3.     Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company. The Company was named as a defendant in a lawsuit for unsolicited advertisement. This lawsuit was settled for $500.

PART II

Item 5.     Market for Common Stock and Related Shareholder Matters

Market Information

Our common stock trades on the Pink Sheets under the trading symbol “AFRS.” The figures set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two years, as reported by the Pink Sheets. These quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions. Our stock commenced trading in April 2007. There is currently very little if any trading in our stock and there have been no public trades this year and only three trades in the last twelve months. There has been no public trading by any of our officers or directors. There has been some private placement shares sold to our officer’s directors, and non-related individuals in the last twelve months and those people understand that in our current position, they will have difficulty selling any of those shares and may be unable to sell them for prolonged periods. There has no public trading of shares by any of our officers, directors, or employees.

Quarter Ended	High	Low
March 31, 2010	.045	.045
December 31, 2009	.045	.045
September 30, 2009	.045	.045
June 30, 2009	.045	.045
March 31, 2009	.045	.045
December 31, 2008	.05	.045
September 30, 2008	.05	.045
June 30, 2008	.05	.045
March 31, 2008	.05	.045

Penny Stock Considerations

Our shares are "penny stocks", as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse, is considered an accredited investor.

In addition, under the penny stock regulations, the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market, and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

OTC Bulletin Board Qualification for Quotation

We intend to secure a qualification for our securities to be quoted on the OTC Bulletin Board once our registration statement is effective and the SEC staff has indicated they have no further comments. To have our shares of Common Stock qualified for quotation on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our Common Stock. We have engaged in preliminary discussions with an NASD Market Maker to file our application on Form 211 with FINRA.  Based upon our counsel's prior experience, we anticipate that after this registration statement is declared effective, it will take approximately 2 - 8 weeks for FINRA to issue a trading symbol and allow sales of our Common Stock under Rule 144.

Sales of our Common Stock under Rule 144

There are 8,581,224 shares of our common stock held by non-affiliates, both employees and non-employees, and 14,300,987 shares held by affiliates Rule 144 of the Securities Act of 1933 defines as restricted securities.

In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to non-affiliates after a holding period of one year but continue to apply for affiliates regardless of their holding period. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities. All 9,281,224 shares held by non-affiliates have been held for at least 6 months.

Holders

As of the date of this registration statement, we had approximately 334 shareholders of record of our Common Stock.

Dividends and Distributions

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Shareholders

As a result of this offering, we will become subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements, and other information with the Securities and Exchange Commission We will voluntarily send an annual report to shareholders containing audited financial statements.

Where You Can Find Additional Information

We have filed with the Securities and Exchange Commission a registration statement on Form 10. The registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 100 F St., N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The registration statement and other information filed with the SEC are also available at the web site maintained by the SEC at http://www.sec.gov.

Sales of Unregistered Securities

During the fiscal year ended March 31, 2009, we sold a total of 1,550,000 shares of common stock for $20,000 cash to five individuals, most of whom were former directors or officers.  We also issued 3,827,500 shares for services, 5,000,000 shares in exchange for a subscription receivable from our major shareholder and 500,000 for licensing rights with Global Lending Group.  All the shares issued were common stock. In addition, 2,000 shares of preferred stock were cancelled and another 2,000 shares of preferred stock were converted to 200,000 shares of common stock at par value.

During the fiscal year ended March 31, 2010, we sold a total of 1,800,000 shares of common stock for $22,500 cash to five individuals.

 We did not use a private placement memorandum for the following reasons:

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above. (See below)
•	The distribution did not involve general solicitation or advertising.
•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

The wording of the restrictive legend mentioned above is: “The shares represented by this certificate have not been registered under the Securities Act of 1933 as amended. The shares have been acquired for investment and may not be offered, sold or otherwise transferred in the absence of an effective registration statement with respect to the shares or an exemption from the registration requirements of said act that is then applicable to the shares, as to which a prior opinion of council may be required by the issuer or the transfer agent.”

Item 6.   Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis or Plan of Operation

The following discussion of our results of operations, financial condition and capital resources and liquidity should be read in conjunction with our Financial Statements and the related notes, all included elsewhere in this Form 10.

Item 7a.Quantitative And Qualitative Disclosure About Market Risk.

A smaller reporting company is not required to provide the information in this Item.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this registration statement. This registration statement contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we will issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act; we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Summary

As stated above, as a note to recent financial statements our auditor expressed an opinion that based on our financial condition, there was “substantial doubt about the company’s ability to continue as a going concern”. Management has been able to attract new investments and reduce our expense.  Current opinion of management is that AFF will continue as a going concern long enough to attract investor dollars and grow the mortgage business through acquisitions to the point of positive cash flow. We currently do not have cash for acquisitions but, intend to use only stock for acquisitions. Management also believes that there will be a number of new loan products introduced in the next twelve months such as “stated income” loans coming back for self employed borrowers, which will significantly increase business. We intend to fill the two empty directors’ seats with individuals who will invest in the company and provide a new source of capital.  In the meantime, we have moved our office to a free rental space and have cut all other fixed overhead. Some time ago we purchased an investment property in South Carolina from Global Lending that they had obtained in a foreclosure. In April of last year we sold the property at a loss. However, it allowed us to pay off all but one debt and gave us some working capital. We also have a number of investors that will buy private placement stock from us if necessary. Additionally, Mr. Stirling has agreed to accept personal responsibility and payment of any current outstanding corporate debts.

Results of Operations

The year ended March 31, 2010 and 2009

The following summary data is presented for the year ended March 31, 2010 and 2009:

For the Years Ended March 31,	2010	2009	% change
Revenues: Origination Fees and Points	$18,142	$48,338	-62%
Commissions and other direct costs	9,801	33,511	-71%
Gross Margin	8.341	14,827	-44%
Operating expenses:	63,204	107,072	-41%
Net income (loss)	$(54,863)	$(92,245)	-41%

Revenues

For the years ended March 31, 2010 and 2009, revenues were $18,142 and $48,338, respectively.   Gross margin decreased in the current year, based on the decrease in volume.  Gross margin, as a percentage of sales, increased primarily due to reductions in earned commissions.

The recent trends in the mortgage business are towards lower numbers in all areas including number of loans, size of loans, gross margins and commissions thereby drastically reducing income for the above mentioned periods and for the foreseeable future.  The causes of these declines are a direct result of the following facts. First and foremost, is the decline in available mortgage products due to a great number of major lenders either going out of business or seriously curtailing their lending programs. Second the number and type of available mortgage products has been greatly reduced. Also, the credit requirements for borrowers have been vastly increased allowing less people to obtain loans and the loan sizes are generally smaller.  Finally, the reduction in real estate values nationally. On average, residential real estate values nationally have declined 35%. In Florida the decline approximates 45%. This of course, results in lower loan amounts which in turn results in less income per loan.

AFF plans to increase volume and income is through acquisitions of other originators, coupled with capitalizing on the trend for some lenders starting to introduce new loan products to the market. Fortunately there has been no decline in the ability of Global Lending to fund loans. The current funding dollar commitment to AFF (up to $1,000,000 a month), is more than adequate for a considerable increase in loan closings and Global is capable of increasing funding sources as needed.

Operating Expenses

Operating expenses were incurred in the amount of $63,204 for the year ended March 31, 2010, compared to $107,072 for the comparative year ended March 31, 2009. The overall change was due to a decrease in general and administrative expenses and stock based compensation offset the recording of a $27,963 loss on sale of an investment property.

Net Loss

The Company incurred a net operating loss for the year ended March 31, 2010 in the amount of $54,863 compared to net loss of $92,245 for the year ended March 31, 2009. The change in the year earnings is primarily related to the decrease in expenses.
.
Liquidity and Capital Resources.

The following summary data is presented for the years ended March 31, 2010 and 2009:

	2010	2009	% change
Current assets	$1,343	$1,037	30%
Total Assets	14,845	76,207	-81%

Total current liabilities	64,228	113,227	-43%
Total liabilities	64,228	113,227	-43%
Total stockholders' equity	(49,383)	(37,020)	33%

Working Capital	(62,885)	(112,190)	-16%
Net Cash (Used) Provided by Operating Activities	$(4,232)	$(54,309)	-92%

The current economic conditions have negatively affected our business model. There is an abundance of demand for refinancing, however the credit markets do not offer the supply of loan products with which to fund these requests, therefore mortgage financing has decreased, as has our closings on mortgages. Additionally, there has been a decrease in the overall number of housing sales and real estate values further reducing the number of transactions requiring mortgage financing and the amounts of those mortgages. These factors have affected AFF marginally. The main reason for the decline in AFF Loan closings is the reduction of individuals capable of qualifying for the available loan products.

Cash used in operations had decreased, primarily for reduction of general and administrative expenses. Remaining costs have been incurred in operations primarily for legal and professional fees related to the public filings, Mostly due to our initial registration statement. However those requirements have decreased significantly (interim financial statements are much less and our attorney is charging very little), and we have cut our fixed overhead to approximately $800 a month. Our principle shareholder has agreed to assume personal responsibility for the repayment of any company debt and to personally fund any future expenses of the public filings as needed.

We were financing our operations primarily through operating activities. Those activities have not always been adequate for the cash requirements of the business.   From time to time it is necessary for the company to increase cash through the sale of stock through private investors or through temporary loans from and by the majority shareholder.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from operations. We cannot assure investors that adequate revenues will be generated. Even without sufficient revenues, due to the current economic conditions, in the next twelve months, we anticipate that proceeds received from shareholder contributions, securities sales and or, the attainment of proceeds from temporary debt financing will enable AFF to continue with operations. We have not explored any temporary debt financing and do not anticipate the need to do so. As disclosed elsewhere in this filing, we have previously  been able to sell stock in private offerings and believe we will be able to in the future if needed.

In an effort to sustain our liquidity, during the nine months ended December 31, 2009, we liquidated our investment of property located in South Carolina.   Due to market conditions, we liquidated this property at below cost, however, management considered the liquidation to be necessary for the purposes of cash flow.  The sale resulted in approximately $32,000 of operating cash after closing expenses. A portion of the proceeds paid older invoices associated with costs of professional and legal fees related to the public filings.

At March 31, 2010 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the audited financial statements, as of March 31, 2010, we have an accumulated deficit of $(1,248,335) and negative working capital of $(62,885).  For the years ended March 31, 2010 and 2009 we incurred negative cash used in operations in the amount of $(4,232) and $(54,309), respectively.  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sales or debt.

 Off-Balance Sheet Arrangements

Agreement from Mr. Stirling to personally assume corporate debt and to fund the future costs of public filings as needed.

Significant Accounting Policies and Recent Accounting Developments

For additional information regarding significant accounting policies and other recent accounting pronouncements, see Note 1 to our Interim Financial Statements and Note 1 to our Audited Financial Statements.

Recent Developments

Recently Issued Accounting Pronouncements

See Note 1 of the financial statements.

Item 8.     Financial Statements

The information required by Item 8 and an index thereto commence on page F-1, which follows the signature page at the end of this report..

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in, or disagreements with, accountants on accounting or financial disclosure as defined by Item 304 of Regulation S-K.

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer.

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

The Company has made numerous changes in its internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. The Company continues to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation. Management discusses with and discloses these matters to the Board of Directors and the Company’s auditors.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer is as follows:

Name	Age	Position

John R. Stirling	70	President, Secretary and Director

John R. Stirling has been President, Secretary and Director since March 2001. He is currently the sole officer and director of the corporation. There are no legal issues involved in having only one officer and director.

The two other previous Directors, Toni Behr and William Blackshear did not wish to be re-elected due to personal and business obligations and a desire to allow some individuals to serve who might have a more direct relationship to AFF’s core business.

Family Relationships

There are no family relationships among our officers and directors.

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

.

Director Compensation

Name	Year ended March 31, 2010	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

J. R. Stirling,	0	0	0	0	0	0	0	0

The Company has not:

•
established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

•	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

Committees

We have no standing or nominating committees of the Board of Directors or committees performing similar functions. Except that as of the date hereof, the entire board serves as the Company’s audit committee.

Item 11.   Executive Compensation.

As sole director, sole officer and beneficial owner of over 48 percent of the outstanding stock, Mr. Stirling has absolute discretion to award himself compensation as there are not any written compensation polices.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer.

Name	Title	Year	Commission	Bonus	Stock awards	Option * awards	Non equity Incentive plan compen- sation	Non qualified deferred compensation	All other Compensation	Total

Mr. J. R. Stirling	President	2010	$9,801	0			0	0	*20,000	$29,801
		2009	$17,550	0			0	0	*20,000	$37,550

* $20,000 annual compensation applied to subscription receivable

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of September 30, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Mr. J. R. Stirling	0	0	0	$0	None	0	$0	0	$0

Narrative disclosure to summary compensation and option tables

Mr. Stirling’s management agreement has been cancelled because the written agreement was not financially feasible for the corporation and we now have a verbal employment understanding with him, the principal provisions of which are as follows:

•	Term: Month to month. Currently, everything is at the sole discretion of Mr. Stirling. Once two new directors are appointed, a mutually agreed upon written employment agreement will be drawn.
•	Compensation: Commissions at the discretion of the Company related to sales. Commissions are paid on a case by case basis to be determined solely by Mr. Stirling
•	Termination: Sole discretion of Mr. Stirling

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•
An outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

•	Any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	Any option or equity grant;
•	Any non-equity incentive plan award made to a named executive officer; or
•	Any nonqualified deferred compensation plans including nonqualified defined contribution plans.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth the number of shares of our $0.05 par value common stock beneficially owned by (i) each person who, as of March 31, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 22,882,205 common shares were issued and outstanding as of December 31, 2010.

Name and Address Beneficial Owner	No. of Shares Owned	Percentage of Ownership

Mr. J. R. Stirling	12,300,981	53.8%

William Blacksheer	2,000,000	8.7%

All Officers and
Directors as a Group		62.5%
(one person)

Item 13.   Certain Relationships, Related Transactions and Director Independence

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2009, our registration statement was not effective and none of our officers, directors or 10% or greater stockholders filed any forms to the best of our knowledge.

Board Members Who Are Deemed Independent

None

Item 14.   Principal Accountant Fees and Services

The financial statements of American First Financial, Inc. as of, and for the years ended, March 31, 2010 and 2009, appearing in this Form 10-K, were audited by Randall N Drake, CPA P.A. an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

Audit Fees

The aggregate fees billed for professional services rendered by Randall N Drake, CPA P.A. for the 2009 audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2010 and 2009 were $6,000 and $6,000, respectively.

Audit-Related Fees

There were no other fees billed by Randall N Drake, CPA P.A. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Randall N Drake, CPA P.A. during 2010 or 2009.

All Other Fees

There were no other fees billed by Randall N Drake, CPA P.A. during the last two fiscal years for products and services provided by Randall N Drake, CPA P.A.

Item 15.   Exhibits

Exhibit No.	Description

31(a)	Rule 13a-14(a) Certification – Chief Executive and Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive and Chief Financial Officer *

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FIRST FINANCIAL, INC.
Dated:	January 14, 2011

		By:	/s/ J. R. Stirling
J. R. Stirling,
Chief Executive and Chief Financial Officer

Financial Statements For The Years Ended March 31, 2010 And 2009

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL 33760
727.536.4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors
American First Financial, Inc.
Clearwater, Florida

We have audited the accompanying balance sheet of American First Financial, Inc. as of March 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred recurring net losses, resulting in negative cash flows and negative working capital. There are limited financial assets in which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of American First Financial, Inc. as of March 31, 2010 and for the year then ended, have been restated for the correction of a misstatement during that period.  Note 11 describes the Company’s disclosure and correction of the misstatement.

/s/ Randall N. Drake

Randall N. Drake, CPA, PA
Certified Public Accountants
Clearwater, Florida
January 11, 2010

American First Financial, Inc.
Balance Sheet
March 31, 2010 and 2009

		Restated
	2010	2009
Assets
Current assets
Cash	$1,343	$1,037

Total current assets	1,343	1,037

Property & equipment, net of accumulated
depreciation of $8,171 and $6,503, respectively	3,502	5,170

Loans to shareholders	-	-
Investment in property	-	60,000
Intangibles	10,000	10,000

Total Assets	$14,845	$76,207

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$9,200	$16,484
Shareholder loans	55,028	27,713
Notes payable, current	-	-
Demand notes payable	-	69,030
Total current liabilities	64,228	113,227

Notes payable	-	-

Total liabilities	64,228	113,227

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,882,205 and 21,082,205 shares
issued and outstanding, respectively	1,144,110	1,054,110
Additional paid-in capital	94,842	162,342
Subscription receivable	(40,000)	(60,000)
Accumulated Deficit	(1,248,335)	(1,193,472)
Total stockholders' equity	(49,383)	(37,020)

Total Liabilities and Stockholders' Equity	$14,845	$76,207

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
Years Ended March 31, 2010 and 2009

		Restated
	2010	2009

Origination Fees	$18,142	$48,338

Commissions and closing costs	9,801	33,511

Gross Margin	8,341	14,827

Operating expenses:
Selling	-	3,226
General and administrative	29,935	60,924
Professional expenses	3,428	8,700
Stock-based compensation	-	23,950
Depreciation	1,668	1,668
Interest expenses	210	8,604
Loss on sale of property	27,963	-
Total operating expenses	63,204	107,072

Net income (loss)	$(54,863)	$(92,245)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.01)

Weighted average shares outstanding
primary and dilutive	22,158,917	16,660,689

The notes are an integral part of these financial statements.

. American First Financial, Inc. Statement of Cash Flows
Years Ended March 31, 2010 and 2009
		Restated
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(54,863)	$(92,245)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,668	1,668
Loss on sale of property	27,963	-
Compensation, forgiveness of shareholder loan	20,000	20,000
Stock-based and non-cash compensation	-	23,950
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,000	(7,682)
Net Cash (Used) Provided by Operating Activities	(4,232)	(54,309)

Cash Flows from Investing Activities:
Proceeds from sale of property	32,037	-
Net Cash (Used) by Investing Activities	32,037	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	22,500	20,000
Net (loans to) repayment of stockholder loans	(49,999)	25,154
Net Cash (Used) Provided by Financing Activities	(27,499)	45,154

Net decrease in Cash	306	(9,155)

Cash at beginning of period	1,037	10,192

Cash at end of period	$1,343	$1,037

	-
Supplemental cash flow information:
Interest paid	$210	$275
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Stockholders' Equity

					Additional			Stock
					Paid in	Subscription	Accumulated	Holders'
	shares	$.05 par	shares	$.05 par	Capital	Receivable	Deficit	Equity

Balance March 31, 2008	4,000	$200	10,007,205	$500,360	$661,942	$-	$(1,101,227)	$61,275

Cancellation of preferred stock	(2,000)	(100)			100			-
Conversion of preferred stock	(2,000)	(100)	200,000	10,000	(9,900)			-

Stock issued for promissory note			5,000,000	250,000	(250,000)	(80,000)		(80,000)

Officer comp - forgiveness of debt						20,000		20,000

Stock issued for rights			500,000	25,000	(15,000)			10,000

Stock issued for services			2,700,000	135,000	(111,050)			23,950

Direct sale of common stock			2,675,000	133,750	(113,750)			20,000

Net loss							(92,245)	(92,245)

Balance March 31, 2009, restated	-	$-	21,082,205	$1,054,110	$162,342	$(60,000)	$(1,193,472)	$(37,020)

Sale of stock			1,800,000	90,000	(67,500)			22,500

Officer comp - forgiveness of debt						20,000		20,000

Net loss							(54,863)	(54,863)

Balance March 31, 2010	-	$-	22,882,205	$1,144,110	$94,842	$(40,000)	$(1,248,335)	$(49,383)

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Note 1    Organization, Business Operations and Summary of Significant Accounting Policies Organization and Business Operations

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. AFF is a mortgage origination firm that specializes in wholesale lending. Wholesale lending is the taking of retail mortgage loan originations from mortgage brokers and getting them closed and funded for them, as opposed to dealing directly with the retail customer. AFF’S operations are primarily the acceptance of loan submissions from mortgage brokers and then finding a lender that will do them. In the past AFF operated as the lender in that they underwrote broker loan submissions, closed them with lines of credit and then resoled those loans to  banks and other lending institutions who then usually retained the mortgages for servicing. Some smaller, private lenders such as Eastern Savings Bank, would resell those same mortgages to other lenders. AFF no longer holds or sells loans.  AFF only acts as a broker agent.  We close loans as an originator branch of Global Lending, using their line of credit or the funding of one of their Investors.  We do not hold notes for any period of time.  There is no credit risk.  For quite some time now and in to the foreseeable future, AFF will take broker loan submissions and will then use Global Lending Group, (an AFF shareholder), or their lender contacts to close and fund those loans. AFF then pays the originating broker a referral fee equal to 2% of the loan amount. Global Lending Group, Inc. is a licensed mortgage lender  Global has national approvals to originate and sell loans including direct FHA and VA  and agreements to sell loans to major Fannie Mae and Freddie Mac lenders.

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

Fair Value Information

The Company’s balance sheets include the following financial instruments: cash, loans from shareholders, accounts payable, accrued expenses and note payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value due to the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Revenue Recognition

AFFI receives origination fees for the origination of loans and recognizes these when the earnings process has been completed and documented through filings with local governmental agencies, generally at closing. Some loan fees are received in the form of a discount or premium on loans sold; these are recognized as origination income when received.

Mortgages, Loan Loss Reserves and Capitalization

AFFI does not hold mortgages for investment and thereby does not calculate loan loss reserves and is not subject to any minimum capital requirements by the State or any regulatory agency. AFFI utilizes the licenses of Global Lending Group, a related party, for closing and funding any loans that need funding until their sale. These loans are the property of Global Lending Group at closing and as such, are not reflected on the financial statements of AFFI.

Real Estate Owned

The Company currently owns no real estate.

The investment property was sold subsequent to the audited financial statements.  The property was always marketed for sale, as our intentions were not long-term in nature.  Due to market conditions, we were forced to hold for a longer period, however the property was always actively listed with a local real estate agency. We no longer hold any property for investment and do not have any recourse to any mortgage loans, nor do we intend to have any recourse of future loans.

The property was liquidated subsequent to the year end.   Periodically and at the time of the audited financial statements, we had current appraisal of the holdings value, based on the local real estate market.   The property was originally valued at our acquired cost, which was below the current market value; however, we did not receive any offers through 2007, whereby we did impair the property value by approximately 10%.   At the time we believed that the valuation was accurate and relied upon the local real estate valuations given by local real estate agents.  The subsequent sale was less than the carrying value, however, we believe that we accepted a below market offer for the purpose of cash flow and were not confident that the market would not deteriorate further, so the cash offer was accepted.

Mortgage Servicing

The company currently does no mortgage or loan servicing and does not intend to in the near future.

Property and equipment

Property and Equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2010 and 2009.

Investment in Property and Other Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Stock Options

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Advertising

The costs of advertising are expensed as incurred. Advertising expenses were $0 and $2,437 for the years ended March 31, 2010 and 2009, respectively. Advertising expenses are included in the Company’s selling operating expenses.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Earnings (Loss) Per Share

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

Recently Issued Accounting Pronouncements

Current Adoption of New Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

American First Financial, Inc.

Notes to the Financial Statements
March 31, 2010 and 2009

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; however, it does not expect the adoption to have a material impact on its Financial Statements.

In April 2009, the FASB issued Statement No. 164, Not-For-Profit Entities: Mergers and Acquisitions – Including an Amendment to FASB Statement No. 142, which establishes principles and requirements for determining whether a combination is a merger or an acquisition, applies the carryover method in accounting for a merger, applies the acquisition method in accounting for an acquisition, and determine what information to disclose.  The statement is effective for years beginning after December 15, 2009.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement sets forth the period during which management should evaluate events for possible recognition, the circumstances under which an entity should recognize subsequent events, and the disclosures an entity should make regarding those events.  This statement is effective for periods ending after June 15, 2009.

In June 2009, the FASB issued Statement No. 166, Accounting for transfers of Financial Assets – an amendment of FASB Statement No. 140, which clarifies the accounting for transfers of financial assets between entities.  The statement is effective for all period in the starting after November 15, 2009.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The statement is effective for all period beginning after November 15, 2009.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which consolidated the various FSASB statements into one authoritative source.  This statement is effective for all period ending after September 15, 2009.

The Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification  ("ASC") effective for financial statements issued for interim  and  annual  periods ending after  September 15, 2009. The ASC was an aggregation of previously issued authoritative U.S. generally accepted accounting principles ("GAAP") in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, after June 30, 2009, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  The ASC did not have an effect on the Company's results of operations or financial condition.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our condensed financial statements.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multi-Deliverable Revenue Arrangements, (Topic 605) Revenue Recognition.  This Accounting Standards Update amends subtopic 605-25 to allow vendors to account for products or services separately rather than as a combined unit.  The amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Certain Revenue Arrangements that Include Software Elements, (Topic 985), Software.  This Accounting Standards Update amends Topic 985 to change the accounting model for revenue arrangements that include both tangible products and software elements.  The update is effective for fiscal years beginning on or after June 15, 2010.

In November 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-15, Accounting for Own Share Lending arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends certain provisions in Topic 470 to include own-share lending arrangements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing, (Topic 860), Accounting for Transfers of Financial Assets. This Accounting Standards Update amends certain language throughout the topic for changes made by FASB statement 166, above.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial reporting by Enterprises Involved with Variable Interest Entities, (Topic 810), Consolidation of Variable Interest Entities. This Accounting Standards Update clarifies the application of the topic to certain legal entities in which investors do not have sufficient equity at risk.

Note 2    Going Concern

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, for the Company to continue as a going concern.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

As shown in the accompanying financial statements, AFFI incurred operating loss for the years ended March 31, 2010 and 2009. Although the Company does not have a history of losses and maintains a positive net worth, there remains an accumulated deficit and a working capital deficit at March 31, 2010.  AFFI has limited financial resources with which to satisfy any future cash requirements and until such time as AFFI is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFFI’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFFI's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFFI will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFFI or its shareholders. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3    Property and Equipment

Property and equipment, as of March 31, consist of:

	2010	2009
Equipment	$11,673	$11,673
Less accumulated depreciation	8,171	6.503
	$3,502	$5,170

Depreciation of property and equipment was $1,668 and $1,668 for the years ended March 31, 2010 and 2009, respectively.

Note 4    Real Estate Owned

In 2005, the Company acquired a single family residence located in South Carolina upon a borrower’s default on a note AFF had sold to an affiliate with recourse.  AFF took back the note and the property when the borrower defaulted.  The property was recorded at the property’s net realizable fair value, which considered the property market value less expected costs to sell, at the time it was acquired.  The asset had a carrying value of $60,000 and was sold for net proceeds, after commission and closing costs, of $32,037 resulting in recognizing a loss of $27,963.

The Company does not have any further exposure to loans with recourse, as it has discontinued the practice, due to the economic uncertainty and the inability to finance such defaults.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Note 5    Options

Option awards under the employee incentive stock option plan (“EISOP”) provide that the strike price shall not be less than the fair market value of the common stock on the date of grant and that no portion of any option award may be exercised beyond ten years from that date. Options granted under the EISOP, in prior years, were issued for past performance and therefore vest immediately at the date the options were granted.

A summary of the activity of the Company’s options for the years ended March 31, 2010 and 2009 is as follows:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term

Options, March 31, 2008	2,300,000	2,300,000	$0.007	$.05	5.25 years
Granted	––	––
Exercised	––	––
Forfeited	––	––
Options, March 31, 2009	2,300,000	2,300,000
Granted	––	––
Exercised	––	––
Forfeited	––	––
Options, March 31, 2010	2,300,000	2,300,000

The following table summarizes information regarding options outstanding at March 31, 2009:

Weighted Average:
Dividend yield	0.0%
Risk-free interest rate	1.39%
Expected life in years	3.0
Expected price volatility	10.0%

All options were fully vested as of March 31, 2010 and 2009.   No additional expense has been recorded regarding these options and no additional options have been issued. There were no options exercised during the years ended March 31, 2010 and 2009.

Note 6    Income Taxes

The Company has not recognized any deferred tax assets in association with capital losses incurred from marketable equity securities transactions, due to tax limitations and uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance (100%) established against deferred tax assets arising from the securities capital losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

The Deferred Tax Asset as of March 31 is as follows:

	2010	2009
Income tax provision (benefit) at statutory rate	$(11,900)	$(24,100)
State income tax expense (benefit), net of federal benefit	(1,200)	(2,300)
Subtotal	(13,100))	(26,400)
Less reserve for allowance	13,100	26,400
Deferred Tax Asset	$––	$––

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$(169,500)	$(168,200)
Non-cash officer compensation	(41,100)	(24,300)
Stock-based Compensation	(8,900)	(8,500)
	(219,500)	(9,000)
Less reserve for allowance	219,500	9,000
Deferred Tax Asset	$––	$––

As of March 31, 2010, the Company has net long-term capital losses of approximately $405,000 and unused Net Operating Loss carryforwards of approximately $49,000 which begins to expire in 2028.  Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

Note 7    Equity

The company has two classifications of stock:

Preferred Stock

Preferred Stock includes 5,000,000 shares authorized at a par value of $0.05.  Preferred Stock has been issued as Series A and Series B Preferred Stock. Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value. The Series B Preferred Stock was issued with conversion rights without a mandatory redemption feature. Each share of Series B Preferred Stock is convertible into 100 shares of common.  There was no beneficial conversion features to the Series B Preferred Stock and therefore, no valuation adjustment was considered to be required. Each share of Preferred Stock is entitled to 100 common share equivalent votes. There were 8,000 shares of preferred series B issued to four individuals in 2003. In 2007 all except 2,000 shares of the outstanding Series B Preferred Stock was converted to common shares. During 2008 the remaining 2,000 outstanding Preferred Shares, held by the majority common stock shareholder, were retired and treated as additional contribution to capital. There is currently no outstanding shares of preferred stock.

 Common Stock

Common Stock includes 50,000,000 shares authorized at a par value of $0.05. The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

Note 8    Earnings per Share

Due to the net operating loss, all options and conversions are considered anti-dilutive and therefore only basic calculation is provided. Basic weighted average per share excludes items that would have been included in the fully-diluted weighted average shares. Shares that would be included would be, if exercised, options held by Officers and Directors (2,300,000 common share equivalents).

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Note 9    Related Party Transactions

As of March 31, 2009, the Company has a Demand Promissory Note in the amount of $69,030 with a member of the Board of Directors. The note pays interest at the rate of twelve percent and is callable at any time. Subsequent to March 31, 2009, the loan was called and the majority shareholder has agreed to assume the liability for the note and the accrued interest.

The Company had Shareholder loans that represents loans from Mr. Stirling, President, in the amount of $55,028 and $27,713 as of March 31, 2010 and 2009, respectively. These loans are short-term in nature and offset by a loan payable to him listed below. These loans are not supported by any executed loan documents and any interest charges were considered to be immaterial and were not recorded.

In 2008 Mr. Stirling was offered shares of common stock under a subscription receivable in the amount of $100,000. This loan is listed as a contra-equity account and is being amortized into income over five years. Interest charges on this loan were considered to be immaterial and were not recorded. . Officer compensation in the amount of $20,000 was recorded for the years ended March 31, 2010 and 2009, The stock was issued during the fiscal year ended March 31, 2009.

For the year ended March 31, 2009 a note payable to Mr Stirling in the amount of $50,000 was off-set against the amounts loaned to Mr. Stirling. This cancellation of receivables and debt were a non-cash transaction. Additional reductions were from the annual installment of $20,000. The remaining reduction was due to amounts that were advanced by Mr. Stirling to fund operations or expenses paid on behalf of the Company.

Through an agreement, in exchange for shares that were given to Global Lending Group, AFF utilizes the licenses of Global Lending Group for loan origination and funding. At funding the loans become the property of Global Lending Group.

All of the revenue recorded during the periods shown were received from a related party, Global Lending Group, Inc. who is a minor shareholder. Commissions in the amount of $9,801 and $17,550 for the years ended March 31, 2010 and 2009, respectively, paid were paid to our President, as the main mortgage broker. Minor amounts were paid to outside brokers in 2009.

Note 10    Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement. The Company has not entered into any lease arrangement plan. AFFI has no known future commitments. Rent expense was $1,200 and $1,200 for the years ended March 31, 2010 and 2009, respectively.

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

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Note 11   Restatement

The Company previously restated the financial statements for the year ended March 31, 2009 to correct various misstatements as follows: 1) the amount in accumulated other comprehensive income should have been reclassified to accumulated deficit in a prior period, 2) shareholder loans include a subscription receivable that was reclassified to the equity section and two payments of $20,000 in additional officer compensation was applied to the subscription receivable, 3) interest on a note payable was accrued expenses for 2009, 4) licensing rights purchased with stock were recorded as an asset and equity transaction, 5) stock based compensation for services was recorded 6) commissions were reclassified from general and administrative expense, 7)the timing of preferred stock conversions were changed. 8) Loans to shareholders were reclassified to liabilities after adjustment.  The table below lists the affected financial statement line items and the magnitude of the changes.   The net loss was increased by 54% to 92,245 but there was no effect on earnings per share.

	As originally filed	Restated	Difference	% diff	Reference

Year ended March 31, 2009
Loans to shareholders	52,287	-	(52,287)	-100%	2, 8
Intangibles	-	10,000	10,000		4
Total assets	118,494	76,207	(42,287)	-36%

Accounts payable and accrued liabilities	8,200	16,484	8,284	101%	3
Shareholder loans	-	27,713	27,713		8
Total liabilities	77,230	113,227	35,997	47%

Additional paid in capital	128,392	162,342	33,950	26%	4, 5
Subscription receivable	-	(60,000)	(60,000)		2
Accumulated other comprehensive income	(410,615)	-	410,615	-100%	1
Accumulated deficit	(730,623)	(1,193,472)	(462,849)	63%	1, 3,5,6
Total stockholders' equity	41,264	(37,020)	(78,284)	-190%

Commissions	18,476	33,511	15,035	81%	6
General and administrative expenses	55,959	60,924	4,965	9%	5, 6
Stock based compensation	20,000	23,950	3,950	20%	5
Interest expense	320	8,604	8,284	2589%	3
Net loss	(60,011)	(92,245)	(32,234)	54%

Year ended March 31, 2008
Loans to shareholders	147,441	127,441	(20,000)	-14%	2
Total asset	224,471	204,471	(20,000)	-9%

Preferred stock	100	200	100	100%	7
Additional paid in capital	662,042	661,942	(100)	0%	7
Accumulated other comprehensive income	(410,615)	-	410,615	-100%	1
Accumulated deficit	(670,612)	(1,101,227)	(430,615)	64%	1, 2
Total stockholders' equity	81,275	61,275	(20,000)	-25%

General and administrative expenses	114,196	134,196	20,000	18%	2
Net income	(24,171)	(44,171)	(20,000)	83%