Form 10-Q
period 2010-06-30
AMERICAN FIRST FINANCIAL INC
filed 2011-01-14
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June30, 2010
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of December 31, 2010 was 22,882,205

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes	X	No

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

American First Financial, Inc.
As of June 30, 2010 (unaudited) and March 31, 2010 (audited)
and for the three months ended June 30, 2010 and 2009

Contents:

American First Financial, Inc.
Balance Sheet

	June 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$1,085	$1,343

Total current assets	1,085	1,343

Property & equipment, net of accumulated
depreciation of $8,588 and $8,171, respectively	3,085	3,502
Intangibles	10,000	10,000

Total Assets	$14,170	$14,845

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$10,200	$9,200
Shareholder loans	56,825	55,028
Total current liabilities	67,025	64,228

Total liabilities	67,025	64,228

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,782,205 and 22,782,205 shares
issued and outstanding, respectively	1,144,110	1,144,110
Additional paid-in capital	93,592	94,842
Subscription receivable	(40,000)	(40,000)
Accumulated Deficit	(1,250,557)	(1,248,335)
Total stockholders' equity	(52,855)	(49,383)

Total Liabilities and Stockholders' Equity	$14,170	$14,845

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009

Origination Fees	$1,531	$2,307

Commissions and closing costs	-	1,289

Gross Margin	1,531	1,018

Operating expenses:
Selling	150	-
General and administrative	2,436	5,374
Professional expenses	1,200	750
Compensation	800	-
Depreciation	417	417
Interest expenses	-	160
Loss on sale of property	-	27,963
Total operating expenses	5,003	34,664

Net income (loss)	$(3,472)	$(33,646)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	22,557,547	21,283,304

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(3,472)	$(33,646)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	417	417
Loss of sale of property		27,963
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,000	(8,284)
Net Cash (Used) Provided by Operating Activities	(2,055)	(13,550)

Cash Flows from Investing Activities
Proceeds from sale of property	-	32,037
Net Cash (Used) Provided by Investing Activities	1,797	32,037

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	1,500
Net (loans to) repayment of stockholder loans	1,797	50,614
Net Cash (Used) Provided by Financing Activities	1,797	(16,916)

Net increase (decrease) in Cash	(258)	1,571

Cash at beginning of period	1,343	1,037

Cash at end of period	$1,085	$2,608

Supplemental cash flow information:
Interest paid	$-	$160
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2010

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended June 30, 2010 and 2009; (b) the financial position at June 30, 2010, and (c) cash flows for the three months ended June 30, 2010 and 2009 have been made.

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
As of June 30, 2010

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0 and $0 for the three months ended June 30, 2010 and 2009, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Subsequent Events
These interim financial statements were approved by management and were issued on January 5, 2011. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating loss for the three month periods ended June 30, 2010 and 2009. The Company has accumulated deficit and a working capital deficit at June 30, 2010 (unaudited) and March 31, 2010 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF or its shareholders.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2010

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3    Property and Equipment

Property and equipment, as of June 30, 2010 and March 31, 2009 consist of:

	June 30, 2010	March 31, 2010

Equipment	$11,673	$11,673
Less accumulated depreciation	8,588	8,171
	$3,085	$3,502

Depreciation of property and equipment was $417, and $417 for the three month periods ended June 30, 2010 and 2009, respectively.

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

As of March 31, 2010, the Company has unused net long-term capital losses of approximately $405,000 and unused Net Operating Loss carry-forwards of approximately $49,000 which begins to expire in 2028.   Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

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
As of June 30, 2010

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

At June 30, 2010, the Company has a subscription receivable due from and a shareholder loan payable to the major shareholder.  Interest on the net amount due to the shareholder is immaterial and was not recorded.

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

Note 9    Commitments and Contingencies

The Company has limited needs for office space and currently uses facilities available through the majority shareholder.   At such time, the activities are limited and there is no charge for rent.  The Company has not entered into any lease arrangement plan.  AFF has no known future commitments.  Rent expense was $300 and $300 for the three month periods ended June 30, 2010 and 2009, respectively.

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at June 30, 2010 were $14,170 and our liabilities were $67,025. We show a net loss through three months of our current fiscal year of $3,472. AFF’S operations are primarily the acceptance of loan submissions from mortgage brokers and then finding a lender that will accept them. AFF presents broker loan submissions to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans. AFF is totally dependant on Global for any and all revenues. We send them one hundred percent of our loan referrals. Global is not obligated to fund any of the loans we send them. However, a Global rejection of a loan is rare. For the current fiscal year and at least the two previous ones, Global has funded one hundred percent of the loans sent to them for the full amounts requested. Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then keeps all other compensation. Global is a licensed mortgage lender. Global has national approvals to originate and sell loans including direct FHA and VA  and agreements to sell loans to major Fannie Mae and Freddie Mac lenders. Global is licensed in the states of Florida, Tennessee, California, and Michigan. In addition, the states of  Alabama, Alaska, Colorado, Indiana, Montana, Nevada, Ohio, Oregon, South Carolina and Wyoming have no licensing requirements for a  lender and Global is exempt from licensing in Arkansas and Georgia to do non-owner (investment) loans. AFF does not have a designated market area. As a branch of Global Lending, AFF is capable of doing a loan in any of the states mentioned above. As an example: we might get a loan from Alabama this week and never get another one. Currently, AFF is concentrating marketing efforts in the state of Florida because the average loan value is larger than a lot of other states. Also there is a lot of investment and second home loans that can be done in Florida compared to other states and we still have good loan products for those loans.

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

Results of Operations

For the Three Months Ended June 30, 2010	2010	2009

Origination Fees	$1,531	$2,307
Commissions and closing costs	-	1,289
Gross Margin	1,531	1,018
Operating expenses:	5,003	34,664
Net income (loss)	$(3,472)	$(33,646)

Revenues

For the three months ended June 30, 2010 and 2009 revenues were $1,531, and $2,307, respectively.  Revenue decreased in the current quarter due to the continuing general economic conditions and the mortgage market.    No commissions were paid in the first quarter of 2010.  The recent trends in the mortgage business are towards lower numbers in all areas including number of loans, size of loans, gross margins and commissions thereby drastically reducing income for the above mentioned periods and for the foreseeable future.  The number and type of available mortgage products has been greatly reduced. Also, the credit requirements for borrowers have been vastly increased. Going forward, it has been determined that the best way for AFF to increase volume and income is through acquisitions of other originators. The current funding dollar commitment to AFF (up to $1,000,000 a month), is more than adequate for a considerable increase in loan closings and Global is capable of increasing funding sources as needed.

Operating Expenses

Operating expenses were incurred in the amount of $5,003, and $34,664 for the three month periods ended June 30, 2010 and 2009, respectively. The largest change was due to a loss on sale of property reporting the 1st quarter of 2009.

Net Loss

The Company incurred a net operating loss for the three month period ended June 30, 2010 and 2009 in the amount of $2,437, and $33,646. The change in the year earnings is mostly related to the loss on slae of property reporte din the previous period.

Liquidity and Capital Resources

The following summary data is presented for the period ended June 30, 2010 (unaudited) and for the year ended March 31, 2009 (audited):

	June 30, 2010	March 31, 2010
	(unaudited)	(audited)

Current assets	$1,085	$1,343
Total Assets	14,170	14,845

Total current liabilities	67,025	64,228
Total liabilities	67,025	64,228
Total stockholders' equity	(52,855)	(49,383)

Working Capital	(65,940)	(62,885)
Net Cash (Used) Provided by Operating Activities	$(2,055)	$(13,550)

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

Cash used in operations had significantly decreased, primarily for the reduction of expenses incurred and the loss on sale of property in June 2009.  Our requirements have decreased significantly and we anticipate being able to fund any amounts needed in the next twelve months.

As reflected in the unaudited and restated financial statements, as of June 30, 2010, we have an accumulated deficit of $1,250,557 and negative working capital of $65,940.  For the three month period ended June 30, 2010 and 2009 we incurred negative cash used in operations in the amount of $2,055 and $13,550, respectively.  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to achieve profitability and or attain funding through additional share sale or debt.  The unaudited financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

In an effort to sustain our liquidity, during the year ended March 31, 2010, we liquidated our investment of property located in South Carolina.  Due to market conditions, we liquidated this property at below estimated market value, however, management considered the liquidation to be necessary for the purposes of cash flow.  The sale resulted in approximately $32,000 of operating cash after closing expenses.

At June 30, 2010 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

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

With respect to the period ending June 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending June 30, 2010, the Company’s management, including its Chief Executive Officer has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings. None for period.

Item 1A.	Risk Factors. Not required for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. There was none for the period.

Item 3.	Defaults Upon Senior Securities. There was none for the period.

Item 4.	Submission of Matters to a Vote of Security Holders. There was none for the period

Item 5.	Other Information.

Item 6.	Exhibits.

Exhibit No.	Description

31(a)	Rule 13a-14(a) Certification – Chief Executive and Chief Financial Officer

32(a)	Section 1350 Certification – Chief Executive and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2011
American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President