Form 10-Q
period 2010-09-30
AMERICAN FIRST FINANCIAL INC
filed 2011-01-14
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2010
or

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

American First Financial, Inc.
As of September 30, 2010 (unaudited) and March 31, 2010 (audited)
and for the three and six months ended September 30, 2010 and 2009

Contents:

American First Financial, Inc.
Balance Sheet

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$828	$1,343

Total current assets	828	1,343

Property & equipment, net of accumulated
depreciation of $9,005 and $8,171, respectively	2,668	3,502

Loans to shareholders	-	-
Investment in property	-	-
Intangibles	10,000	10,000

Total Assets	$13,496	$14,845

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$11,200	$9,200
Shareholder loans	58,782	55,028
Notes payable, current	-	-
Demand notes payable	-	-
Total current liabilities	69,982	64,228

Notes payable	-	-

Total liabilities	69,982	64,228

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,882,205 and 22,882,205 shares
issued and outstanding, respectively	1,144,110	1,144,110
Additional paid-in capital	93,592	94,842
Subscription receivable	(40,000)	(40,000)
Accumulated Deficit	(1,254,188)	(1,248,335)
Total stockholders' equity	(56,486)	(49,383)

Total Liabilities and Stockholders' Equity	$13,496	$14,845

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Origination Fees	-	$8,022	$1,531	$10,329

Commissions and closing costs	-	4,538	-	5,827

Gross Margin	-	3,484	1,531	4,502

Operating expenses:
Selling	-	-	150	-
General and administrative	1,414	2,020	3,850	7,394
Professional expenses	1,000	250	2,200	1,000
Compensation	800	-	1,600	-
Depreciation	417	417	834	834
Interest expenses	-	-	-	160
Loss on sale of property	-	-	-	27,963
Total operating expenses	3,631	2,687	8,634	37,351

Net income (loss)	$(3,631)	$797	$(7,103)	$(32,849)

Earnings (loss) per share,
primary and dilutive	-	$-	$-	$-

Weighted average shares outstanding
primary and dilutive	22,882,205	22,882,205	22,882,205	22,155,975

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(7,103)	$(32,849)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	834	834
Loss on sale of property	-	27,963
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,000	-
Net Cash (Used) Provided by Operating Activities	(4,269)	(4,052)

Cash Flows from Investing Activities:
Proceeds from sale of property	-	32,037
Net Cash (Used) by Investing Activities	-	32,037

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	22,500
Net (loans to) repayment of stockholder loans	3,754	(49,400)
Net Cash (Used) Provided by Financing Activities	3,754	(26,900)

Net decrease in Cash	(515)	1,085

Cash at beginning of period	1,343	1,037

Cash at end of period	$828	$2,122

	-
Supplemental cash flow information:
Interest paid	$-	$160
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of September 30, 2010

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended September 30, 2010 and 2009; (b) the financial position at September 30, 2010, and (c) cash flows for the three and six months ended September 30, 2010 and 2009 have been made.

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
As of September 30, 2010

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0 and $0 for the six months ended September 30, 2010 and 2009, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Subsequent Events
These interim financial statements were approved by management and were issued on  January 10, 2011. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating loss for the nine month periods ended September 30, 2010 and 2009. The Company has accumulated deficit and a working capital deficit at September 30, 2010 (unaudited) and March 31, 2010 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF or its shareholders.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

American First Financial, Inc.
Notes to the Financial Statements
As of September 30, 2010

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3    Property and Equipment

Property and equipment, as of September 30, 2010 and March 31, 2009 consist of:

	September 30, 2010	March 31, 2010

Equipment	$11,673	$11,673
Less accumulated depreciation	9,005	8,171
	$2,668	$3,502

Depreciation of property and equipment was $417 and $834 for the three and six months periods ended September 30, 2010 and 2009, respectively.

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
As of September 30, 2010

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

At September 30, 2010, the Company has a subscription receivable due from and a shareholder loan payable to the major shareholder.  Interest on the net amount due to the shareholder is immaterial and was not recorded.

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

Note 10    Commitments and Contingencies

The Company has limited needs for office space and currently uses facilities available through the majority shareholder.   At such time, the activities are limited and there is no charge for rent.  The Company has not entered into any lease arrangement plan.  AFF has no known future commitments.  Rent expense was $600 and $600 for the six month periods ended September 30, 2010 and 2009, respectively.

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at September 30, 2010 were $13,496 and our liabilities were $69,982. We show a net loss through six months of our current fiscal year of $7,103. AFF’S operations are primarily the acceptance of loan submissions from mortgage brokers and then finding a lender that will accept them. AFF presents broker loan submissions to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans. AFF is totally dependent on Global for any and all revenues. We send them one hundred percent of our loan referrals. Global is not obligated to fund any of the loans we send them. However, a Global rejection of a loan is rare. For the current fiscal year and at least the two previous ones, Global has funded one hundred percent of the loans sent to them for the full amounts requested. Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then keeps all other compensation. Global is a licensed mortgage lender. Global has national approvals to originate and sell loans including direct FHA and VA and agreements to sell loans to major Fannie Mae and Freddie Mac lenders. Global is licensed in the states of Florida, Tennessee, California, and Michigan. In addition, the states of  Alabama, Alaska, Colorado, Indiana, Montana, Nevada, Ohio, Oregon, South Carolina and Wyoming have no licensing requirements for a  lender and Global is exempt from licensing in Arkansas and Georgia to do non-owner (investment) loans. AFF does not have a designated market area. As a branch of Global Lending, AFF is capable of doing a loan in any of the states mentioned above. As an example: we might get a loan from Alabama this week and never get another one. Currently, AFF is concentrating marketing efforts in the state of Florida because the average loan value is larger than a lot of other states. Also there is a lot of investment and second home loans that can be done in Florida compared to other states and we still have good loan products for those loans.

Overall economic conditions have certainly contributed to the decline in income for AFF. However, we do not monitor statistics such as unemployment rates, foreclosures, building permits, price of homes and bankruptcy filings because we believe that none of our operations would be changed by monitoring any of them. As an example: the price of homes in Florida has dropped an average of 45% in the last two years. Knowing that statistic means nothing to us and would not change anything we do other than to make us think of employee layoffs which is an automatic result of declining business. The majority of loans we do (sub-prime and non-conforming) are not affected by these statistics other than as a part of a general business decline. The largest factor contributing to the decline in the mortgage business is the deletion of mortgage products. We do not consider any of those market conditions pertinent to our forward business plan which is creating more originations by acquisitions of small mortgage brokers.

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

Results of Operations

For the Three Months Ended September 30, 2010
	2010	2009

Origination Fees	$-	$8,022
Commissions and closing costs	-	4,538
Gross Margin	-	3,484
Operating expenses:	3,631	2,687
Net income (loss)	$(3,631)	$797

For the Six Months Ended September 30, 2010	2010	2009

Origination Fees	$1,531	$10,329
Commissions and closing costs	-	5,827
Gross Margin	1,531	4,502
Operating expenses:	8,634	37,351
Net income (loss)	$(7,103)	$(32,849)

Revenues

For the three and six months and nine months ended September 30, 2010 and 2009 revenues were $0, $8,022, $1,531 and $10,329, respectively.  Revenue decreased in the current quarter due to general economic conditions and a further deterioration in the mortgage market.  Gross margin decreased in the current quarter due to a lack of volume.  The recent trends in the mortgage business are towards lower numbers in all areas including number of loans, size of loans, gross margins and commissions thereby drastically reducing income for the above mentioned periods and for the foreseeable future.  The number and type of available mortgage products has been greatly reduced. Also, the credit requirements for borrowers have been vastly increased. Going forward, it has been determined that the best way for AFF to increase volume and income is through acquisitions of other originators. The current funding dollar commitment to AFF (up to $1,000,000 a month), is more than adequate for a considerable increase in loan closings and Global is capable of increasing funding sources as needed.

Operating Expenses

Operating expenses were incurred in the amount of $3,631, $2,687, $8,634 and $37,351 for the three and six months periods ended September 30, 2010 and 2009, respectively. The overall, change was due to a decrease in general and administrative expenses, particularly professional expenses and other administrative task areas.

Net Loss

The Company incurred  net operating losses and a gain for the three and six months period ended September 30, 2010 and 2009 in the amount of $(3,631), $797, $(7,103) and $(32,849). The change in the year earnings is directly related to the decrease in sales.

Liquidity and Capital Resources

The following summary data is presented for the period ended September 30, 2010 (unaudited) and for the year ended March 31, 2009 (audited):

	September 30, 2010	March 31, 2010
	(unaudited)	(audited)

Current assets	$828	$1,343
Total Assets	13,496	14,845

Total current liabilities	69,982	64,228
Total liabilities	69,982	64,228
Total stockholders' equity	(56,486)	(49,383)

Working Capital	(69,154)	(62,885)
Net Cash (Used) Provided by Operating Activities	(4,269)	(19,041)

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

As reflected in the unaudited financial statements, as of September 30, 2010, we have an accumulated deficit of $1,254,188 and negative working capital of $69,154.  For the six month period ended September 30, 2010 and 2009 we incurred negative cash used in operations in the amount of $4,269 and $4,052, respectively.  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  The unaudited and restated financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

At September 30, 2010 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

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

With respect to the period ending September 30, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending September 30, 2010, the Company’s management, including its Chief Executive Officer has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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