Form 10-Q
period 2010-12-31
AMERICAN FIRST FINANCIAL INC
filed 2011-02-22
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2010
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of February 21, 2011was 22,882,205

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American First Financial, Inc.
As of December 31, 2010 (unaudited) and March 31, 2010 (audited) and for the three and nine months ended December 31, 2010 and 2009 (unaudited)

Contents:

American First Financial, Inc.
Balance Sheet

	December 1, 2010	March 31, 2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$290	$1,343

Total current assets	290	1,343

Property & equipment, net of accumulated
depreciation of $9,422 and $8,171, respectively	2,251	3,502

Intangibles	10,000	10,000

Total Assets	$12,541	$14,845

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$11,950	$9,200
Shareholder loans	60,873	55,028
Total current liabilities	72,823	64,228

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,882,205 and 22,882,205 shares
issued and outstanding, respectively	1,144,110	1,144,110
Additional paid-in capital	93,592	93,592
Subscription receivable	(40,000)	(40,000)
Accumulated Deficit	(1,257,984)	(1,247,085)
Total stockholders' equity	(60,282)	(49,383)

Total Liabilities and Stockholders' Equity	$12,541	$14,845

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December,31		December,31
	2010	2009	2010	2009

Origination Fees - related party	$545	$3,048	$2,076	$13,377

Commissions and closing costs	-	2,154	-	7,981
Gross Margin	545	894	2,076	5,396

Operating expenses:
Selling	-	-	150	-
General and administrative	2,374	1,236	6,224	8,630
Professional expenses	750	1,028	2,950	2,028
Compensation	800	-	2,400	-
Depreciation	417	417	1,251	1,251
Interest expenses	-	50	-	210
Loss on sale of property	-	-	-	27,963
Total operating expenses	4,341	2,731	12,975	40,082

Net income (loss)	$(3,796)	$(1,837)	$(10,899)	$(34,686)

Earnings (loss) per share,
primary and dilutive	$-	$-	$-	$-

Weighted average shares outstanding
primary and dilutive	22,882,205	22,882,205	22,882,205	22,155,975

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(10,899)	$(34,686)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,251	1,251
Loss on sale of property	-	27,963
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,750	(8,284)
Net Cash (Used) Provided by Operating Activities	(6,898)	(13,756)

Cash Flows from Investing Activities:
Proceeds from sale of property	-	32,037
Net Cash (Used) by Investing Activities	-	32,037

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	22,500
Net (loans to) repayment of stockholder loans	5,845	(32,306)
Net Cash (Used) Provided by Financing Activities	5,845	(9,806)

Net decrease in Cash	(1,053)	8,475

Cash at beginning of period	1,343	1,037

Cash at end of period	$290	$9,512

	-
Supplemental cash flow information:
Interest paid	$-	$210
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2010

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine months ended December 31, 2010 and 2009; (b) the financial position at December 31, 2010, and (c) cash flows for the nine months ended December 31, 2010 and 2009 have been made.

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
As of December 31, 2010

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0 and $0 for the three and nine months ended December 31, 2010 and 2009, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Subsequent Events
These interim financial statements were approved by management and were issued on February 21, 2011. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating losses for the nine month periods ended December 31, 2010 and 2009. The Company has accumulated deficit and a working capital deficit at December 31, 2010 (unaudited) and March 31, 2010 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF or its shareholders.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2010

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3    Property and Equipment

Property and equipment, as of December 31, 2010 and March 31, 2010 consist of:

	December 31, 2010	March 31, 2010

Equipment	$11,673	$11,673
Less accumulated depreciation	9,422	8,171
	$2,251	$3,502

Depreciation of property and equipment was $417, and $1,251 for the three and nine month periods ended December 31, 2010 and 2009, respectively.

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

Note 6    Equity

Common Stock

Common Stock includes 50,000,000 shares authorized at a par value of $0.05.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote. There are currently 22,782,205 shares of common stock outstanding. There are no outstanding shares of preferred stock.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2010

On April 30, 2009, the Company sold 300,000 shares of common stock for $1,500.  On August 31, 2009, the Company sold 1,500,000 shares of common stock for $21,000.  The per share prices were determined by negotiations between Mr. Stirling and the other party depending on the reason for the sale, the number of shares being purchased and the need for the funds.

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

At December 31, 2010, the Company has a subscription receivable due from and a shareholder loan payable to the major shareholder.  Interest on the net amount due to the shareholder is immaterial and was not recorded.

Through an agreement, in exchange for shares that were given to Global Lending Group, AFF utilizes the licenses of Global Lending Group for loan origination and funding.  At funding the loans become the property of Global Lending Group.   There is no recourse to loans brokered for Global Lending Group and AFF acts solely as a mortgage broker on loans originated.

All of the revenue recorded during the periods shown was received from a related party, Global Lending Group, a minor shareholder. Some of the commissions paid were paid to our President as the main mortgage broker. Other amounts were paid to outside brokers.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note 9    Commitments and Contingencies

The Company has limited needs for office space and currently uses facilities available through the majority shareholder.   At such time, the activities are limited and there is no charge for rent.  The Company has not entered into any lease arrangement plan.  AFF has no known future commitments.  Rent expense was $300 and $900 for the three and nine month periods ended December 31, 2010 and 2009, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company does not believe any possible unasserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition, liquidity and results of operations should be read in conjunction with the financial statements and the related notes. This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at December 31, 2010 were $12,541 and our liabilities were $72,823. We show a net loss through nine months of our current fiscal year of $10,899.

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

Summary

AFF intends to attract investor dollars and grow the mortgage business through acquisitions to the point of positive cash flow. We currently do not have cash for acquisitions but, intend to use only stock for acquisitions. Management believes that there are numerous small mortgage brokers around the country to be acquired by a company they can send all of their sub-prime and non-conforming loans. Any acquired broker will also have the availability of conforming, FHA and VA loan products as well as use of the branch agreement that AFF has with Global Lending Group, Inc for non-conforming loans.  Management also believes that there will be a number of new loan products introduced in the next twelve months such as “stated income” loans coming back for self employed borrowers, which will significantly increase business. The stock that an acquired broker will receive will just be “added benefit”.

Results of Operations

For the Three Months Ended December 31,
	2010	2009

Origination Fees	$545	$3,048
Commissions and closing costs	-	2,154
Gross Margin	545	894
Operating expenses:	4,341	2,731
Net income (loss)	$(3,796)	$(1,837)

For the Nine Months Ended December 31,
	2010	2009

Origination Fees	$2,076	$13,377
Commissions and closing costs	-	7,981
Gross Margin	2,076	5,396
Operating expenses:	12,975	40,082
Net income (loss)	$(10,899)	$(34,686)

Revenues

For the three months and nine months ended December 31, 2010 and 2009 revenues were $545, $3,048, $2,076 and $13,377, respectively.  Revenue decreased in the current quarter due to general economic conditions and a further deterioration in the mortgage market.    Gross margin decreased in the current quarter, based on the decrease in volume.

Operating Expenses

Operating expenses were incurred in the amount of $4,341, $2,731, $12,975 and $40,082 for the three and nine month periods ended December 31, 2010 and 2009, respectively.  The increase in the three month period ended December 31, 2010, compared to the three months ended December 31, 2009 was due to increased SEC filing fees and compensation.  For the nine months ended December 31, 2010, there were significant reductions to the fixed and operating expenses and stock based compensation that was offset by a $27,963 loss from the sale of investment property and an increase in compensation in 2009. Excluding the loss on the investment property, expenses would have stayed about the same.

Net Loss

For the three month periods ended December 31, 2010, the Company recognized a loss of $3,796 compared to a loss of $1,837 for the comparable three month period of 2009.  The Company incurred a net operating loss for the nine month periods ended December 31, 2010 and 2009 in the amount of $10,899 and $34,686.  The decrease in loss for the comparable 2009 period was due to the reduction of the loss on the sale of its investment property, in the amount of $27,963 and a drop in revenues.

Liquidity and Capital Resources

The following summary data is presented for the period ended December 31, 2010 (unaudited) and for the year ended March 31, 2010 (audited):

	December 31, 2010	March 31, 2010
	(unaudited)	(audited)

Current assets	$290	$1,343
Total Assets	12,541	14,845

Total current liabilities	72,823	64,228
Total liabilities	72,823	64,228
Total stockholders' equity	(60,282)	(49,383)

Working Capital	(72,533)	(62,885)
Net Cash (Used) Provided by Operating Activities	(6,898)	(13,756)

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

At December 31, 2010 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the unaudited and restated financial statements, as of December 31, 2010, we have an accumulated deficit of $1,257,984 and negative working capital of $72,533.  For the nine month period ended December 31, 2010 and 2009 we incurred negative cash used in operations in the amount of $6,898 and $13,756, respectively.  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  These unaudited financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

Agreement from Mr Stirling to personally assume corporate debt and fund the future costs of public filings as needed.

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

With respect to the period ending December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending December 31, 2010, the Company’s management, including its Chief Executive Officer has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)  Changes in Internal Controls.

The Company is trying to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation.  Due to personnel limitations, the Company has hired a number of consultants to help prepare the required filings.  Management discusses with and discloses all matters with the consultants and the Company’s auditors.

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

Date: February 22, 2011
American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President