Form 10-Q/A
period 2009-12-31
AMERICAN FIRST FINANCIAL INC
filed 2011-02-23
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
Amendment No 2
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of February 22, 2011 was 22,882,205

Form 10-Q
Amendment No. 1

Explanatory Note
---------------------------------

The purpose of this amendment 2 is to correct and clarifying information originally reported in the financial statement of our three and nine month period ended December 31, 2009, filed on Form 10-Q on February 16, 2010 and amended on December 7, 2010.   This amendment addresses comments from the Commission staff and includes verbiage changes for the purpose of clarifying and defining Company assertions.

Amendment1 and 2 included restatements and reclassifications of various financial statement elements.   Note 10 to the financial statements outlines the changes per line item due to the restatement.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

American First Financial, Inc.
As of December 31, 2009 (unaudited and restated) and March 31, 2009 (audited and restated)
and for the three and nine months ended December 31, 2009 and 2008

Contents:

American First Financial, Inc.
Balance Sheet

	December 31, 2009 (unaudited and restated)	March 31, 2009 (audited and restated)
Assets
Current assets
Cash	$9,512	$1,037

Total current assets	9,512	1,037

Property & equipment, net of accumulated
depreciation of $7,754 and $6,503, respectively	3,919	5,170

Investment in property	-	60,000
Intangibles	10,000	10,000

Total Assets	$23,431	$76,207

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$8,200	$16,484
Shareholder loans	64,437	27,713
Demand notes payable	-	69,030
Total current liabilities	72,637	113,227

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,882,205 and 21,082,205 shares
issued and outstanding, respectively	1,144,110	1,054,110
Additional paid-in capital	94,842	162,342
Subscription receivable	(60,000)	(60,000)
Accumulated Deficit	(1,228,158)	(1,193,472)
Total stockholders' equity	(49,206)	(37,020)

Total Liabilities and Stockholders' Equity	$23,431	$76,207

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(unaudited and restated)

	For the Three Months Ended		For the Nine Months Ended
	December,31		December,31
	2009	2008	2009	2008

Origination Fees	$3,048	$9,693	$13,377	$32,193

Commissions and closing costs	2,154	3,705	7,981	12,305
Commission to related parties	-	4,000	-	11,035

Gross Margin	894	1,988	5,396	8,853

Operating expenses:
Selling	-	284	-	1,770
General and administrative	1,836	12,449	8,630	33,591
Professional expenses	1,028	1,000	2,028	7,700
Stock-based compensation	-	5,000	-	18,775
Depreciation	417	417	1,251	1,251
Interest expenses	50	2,146	210	6,458
Loss on sale of property	-	-	27,963	-
Total operating expenses	3,331	21,296	40,082	69,545

Net income (loss)	$(2,437)	$(19,308)	$(34,686))	$(60,692)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	22,882,205	19,493,075	21,572,890	14,079,131

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

Note 9    Commitments and Contingencies

The Company has limited needs for office space and currently uses facilities available through the majority shareholder.   At such time, the activities are limited and there is no charge for rent.  The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company has agreed to pay $100 per month to reimburse for expenses.  Rent expense was $300 and $900 for the three and nine months periods ended December 31, 2009 and 2008, respectively.
From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company does not believe any possible unasserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2009

Note 10    Restatement

The Company has restated the accompanying financial statements to correct various misstatements as follows: 1) interest on a note payable was accrued for the nine months ended December 31, 2008, 2) licensing rights purchased with stock were recorded as an asset and equity transaction, 3) stock based compensation for services was recorded 4) the demand note payable was assumed by the major shareholder and included in his shareholder loan, 5) an adjustment was made to the number of shares sold, 6) a subscription receivable from the major shareholder was reclassified from shareholder loans to equity, 7) a reclassification of commissions from general and administrative to commissions and closing costs.  The table below lists the affected financial statement line items and the magnitude of the changes.  There was no change to the net loss or earnings per share for the nine months ended December 31, 2009.  The net loss for the nine months ended December 31, 2008 was increased by 70% to $60,692 but there was no change in the earnings per share for the period.

	As originally filed	Restated	Difference	% diff	Reference

Nine months ended December 31, 2009
Cash	4,830	9,512	4,682	97%	4
Intangibles	-	10,000	10,000		2
Total assets	8,749	23,431	14,682	168%

Demand note payable	60,030	-	(60,030)	-100%	4
Shareholder loans - 3/31/09	-	64,437	64,437		4, 6
Total liabilities	68,230	72,637	4,407	6%

Additional paid in capital - 3/31/09	(27,667)	94,842	122,509	-443%	2, 5, 3
Subscription receivable - 03/31/09	-	(60,000	(60,000)		6
Accumulated deficit - 3/31/09	(1,175,924)	(1,228,158)	(52,234)	4%	1, 3
Total stockholders' equity	(59,481)	(49,206)	10,275	-17%

Nine months ended December 31, 2008
Commissions to related parties	-	11,035	11,035		7
General and administrative	44,626	33,591	(11,035)	-25%	7
Stock based compensation	-	18,775	18,775		3
Interest expense	245	6,458	6,213	2536%	1
Net income	(35,704)	(60,692)	(24,988)	70%

Three months ended December 31, 2008
Commissions to related parties	-	4,000	4,000
General and administrative	16,449	12,449	(4,000)	24%

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

AFF can offer non-conforming loans (loans that are credit worthy but, don’t meet other Fannie Mae or Freddie Mac requirements such as loan size, property type, or debt ratios above 45%),  on primary, secondary and investment properties. Credit score requirements for non-conforming and conforming loans are the same, above 600. The current maximum loan to value (LTV) for non-conforming loans is 80%. It is 95% for conforming loans. In addition, we will offer sub-prime loans to borrowers who would be considered poor credit risks, with credit scores below 600, a recent bankruptcy or loan default experience. On these types of loans most lenders won’t go above a seventy percent loan to value. This is an area that AFF is most competitive do to the lender contacts or Investors that Global Lending Group has, AFF can offer up to eighty percent loan to value. Collateral requirements for all of the above mentioned loans is real property. AFF does not consider it important to keep exact records of the type or number of loans we do. We do not have the summary information on the number of loans or the individual loan by loan information.  We do know that the significant majority of the loans we do are sub-prime and  non-conforming.  Only a minority are conforming loans. In the last nine months ending December 31, 2009, we submitted and funded a total of eleven loans with an aggregate dollar amount of $950,000. Global Lending has allocated at least $1,000,000 a month from its lines of credit for AFF loans if funded by Global. If the loans are funded directly by Global Investors, the funds are unlimited. AFF does not have any foreclosure or debt collecting or responsibilities. Any such efforts would be undertaken by Global. Also AFF has no recourse provisions or responsibilities attached to any loans that they process through Global.

Summary

AFF intends to attract investor dollars and grow the mortgage business through acquisitions to the point of positive cash flow. We currently do not have cash for acquisitions but, intend to use only stock for acquisitions. Management believes that there are numerous small mortgage brokers around the country to be acquired by a company they can send all of their sub-prime and non-conforming loans. Any acquired broker will also have the availability of conforming, FHA and VA loan products as well use of the branch agreement that AFF has with Global Lending Group, Inc for non-conforming loans.  Management also believes that there will be a number of new loan products introduced in the next twelve months such as “stated income” loans coming back for self employed borrowers, which will significantly increase business. The stock that an acquired broker will receive will just be “added benefit”.

Results of Operations

For the Three Months Ended December 31, 2009
	2009	2008

Origination Fees	$3,048	$9,693
Commissions and closing costs	2,154	7,705
Gross Margin	894	1,988
Operating expenses:	3,331	21,296
Net income (loss)	$(2,437)	$(19,308)

For the Nine Months Ended December 31, 2009
	2009	2008

Origination Fees	$13,377	$32,193
Commissions and closing costs	7,981	23,340
Gross Margin	5,396	8,853
Operating expenses:	40,082	69,545
Net income (loss)	$(34,686)	$(60,692)

Revenues

For the three months and nine months ended December 31, 2009 and 2008 revenues were $3,048, $9,693, $13,377 and $32,193, respectively.  Revenue decreased in the current quarter due to general economic conditions and a further deterioration in the mortgage market.    Gross margin decreased in the current quarter, based on the decrease in volume.

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

Operating Expenses

Operating expenses were incurred in the amount of $3,331, $21,296, $40,082 and $69,545 for the three and nine month periods ended December 31, 2009 and 2008, respectively.  The decrease in the three month period ended December 31, 2009, compared to the three months ended December 31, 2008 was due to the reduction of general and administrative fees, due to a reduction of fixed operating expenses and a reduction in stock based compensation. For the nine months ended December 31, 2009, there were significant reductions to the fixed and operating expenses and stock based compensation that was offset by a $27,963 loss from the sale of investment property. Excluding the loss on the investment property, expenses would have decreased approximately $68,000.

The overall change was due to a reduction in general and administrative expenses, as AFF has restructured its operating methodology to a variable cost expense structure.  Fixed expenses (rent, salaries, etc) have been eliminated or reduced and only variable costs (commissions) are dependent on the origination of fees.  However, there remains a constant expense for professional expenses related to AFF’s public reporting requirements.

Net Loss

For the three month periods ended December 31, 2009, the Company recognized a loss of $2,437 compared to a loss of $19,308 for the comparable three month period of 2008.  The Company incurred a net operating loss for the nine month periods ended December 31, 2009 and 2008 in the amount of $34,686 and $60,692.  The decrease in loss for the comparable 2009 period was due to a reduction in almost all categories on expenses off-set by a loss on the sale of its investment property, in the amount of $27,963. There are no other properties held for resale, in which possibility exists to have additional losses of this nature.

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

        Certifications:

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