Form 10-K/A
period 2010-03-31
AMERICAN FIRST FINANCIAL INC
filed 2011-05-20
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

-

Explanatory Note

This amendment No.1 to our Form 10-K, originally filed with the Securities and Exchange Commission on January 14, 2011, amend the verbiage in the document and in the financial statements included to address comments from the Commission staff.  Numerous changes were made throughout the document to clarify and define the Company assertions and plans.  No financial statement numbers have been changed in this amendment.

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

AFF is a specialty mortgage origination firm that deals in wholesale lending.  Wholesale lending is the taking of retail mortgage loan originations from mortgage brokers and getting them closed and funded for them, as opposed to dealing directly with the retail customer.  AFF’s operations have concentrated on non-conforming and sub-prime loans.

Non-conforming loans are loans that are credit worthy but, don’t meet other Fannie Mae or Freddie Mac requirements such as loan size, property type, or debt ratios below 45%,  Credit score requirements for non-conforming and conforming loans are both above 600. The current maximum loan to value (LTV) for a non-conforming loan is 80%.  It is 95% for conforming loans.  Sub-prime loans are loans to borrowers who would be considered poor credit risks, with credit scores below 600, a recent bankruptcy or loan default experience. Collateral requirements for all of the above mentioned loans are real property. On these types of loans most lenders won’t go above a seventy percent loan to value.

As of July 1, 2010 AFF now only deals with sub-prime loans because they have found they can be most competitive with that type of loan. AFF now takes a loan submission from an independent mortgage broker and reviews it only to validate that it is a loan that Global would consider and if it meets those guidelines then, it is sent on to Global for underwriting and funding. From that point on, Global deals directly with the originating broker and once the loan is funded, Global pays AFF a pre-determined referral fee. Global is a licensed mortgage lender with national approvals to originate and sell loans including direct approvals from FHA and VA and agreements to sell loans to major Fannie Mae and Freddie Mac lenders. Global is licensed in the states of Florida and Tennessee. In addition, the states of Alabama, Alaska, Colorado, Indiana, Montana, Nevada, Ohio, Oregon, South Carolina and Wyoming have no licensing requirements for a lender and Global is exempt from licensing in a number of other states due to their direct lender approvals with FHA and VA.

Through Global’s licensing, AFF is able to do loans in any of the above mentioned states but currently is concentrating marketing efforts only in the state of Florida because their experience has shown that the average loan size is larger than most other states.  Also, there are a lot of investment and second home loans that can be done in Florida and AFF still has availability of good loan products for those types of loans. They will expand into other states as their broker acquisition plan progresses.

Overall economic conditions have certainly contributed to the decline in income for AFF. The price of homes in Florida has dropped an average of 45% in the last two years. The value of mortgages has dropped respectively. The associated fees that make up our revenue have dropped accordingly. We will need to monitor these statistics in the future as our operations change and grow. Another large factor contributing to the decline in the mortgage business is the deletion of available mortgage products due to tightened credit markets.

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

AFF markets non-conforming and sub-prime loan products to mortgage brokers and small lenders who are too small, or do not have the required net worth to get approval to submit loans directly to the major lenders.  Our business plan is to consult with or acquire small retail mortgage brokers and funnel their non-conforming and sub-prime loans to Global to utilize the available funding capacity.  We will utilize other lenders as appropriate for more conventional loans.  Global Lending has allocated at least $1,000,000 a month from its lines of credit for AFF loans if funded by Global. If the loans are funded directly by Global Investors, the funds are unlimited. AFF does not have any foreclosure or debt collecting responsibilities. Any such efforts would be undertaken by Global. Also AFF has no recourse provisions or responsibilities attached to any loans that they do through Global.

As of January 1, 2011, AFF has added mortgage consulting operations to our business plan.  We have negotiated with independent retail mortgage brokers to help them package and present non-conforming and sub-prime loans to willing lenders.  We believe this will be an added dimension to our business model.

We have one office in Largo Florida.
We have one office in Largo Florida.

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

Item 1.B.  Unresolved Staff Comments

We received a comment letter dated March 15, 2011 addressing verbiage on our Amended Form 10, our Form 10-K for March 31, 2010 and our Form 10-Q for the three and nine months ended December 31, 2010. We have prepared amendments to these three documents and with this filing we hope to receive a no-comment letter.

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

Summary

As stated above, as a note to recent financial statements our auditor expressed an opinion that based on our financial condition, there was “substantial doubt about the company’s ability to continue as a going concern”. Management has been able to attract new investments and reduce our expense.  Current opinion of management is that AFF will continue as a going concern long enough to attract investor dollars and grow the mortgage business through acquisitions and consulting to the point of positive cash flow.  We currently do not have cash for acquisitions but, intend to use only stock for acquisitions. Management also believes that there will be a number of new loan products introduced in the next twelve months such as “stated income” loans coming back for self employed borrowers, which will significantly increase business. We intend to fill the two empty directors’ seats with individuals who will invest in the company and provide a new source of capital.  In the meantime, we have moved our office to a free rental space and have cut all other fixed overhead. Some time ago we purchased an investment property in South Carolina from Global Lending that they had obtained in a foreclosure. In April of last year we sold the property at a loss. However, it allowed us to pay off all but one debt and gave us some working capital. We also have a number of investors that will buy private placement stock from us if necessary. Additionally, Mr. Stirling has agreed to accept personal responsibility and payment of any current outstanding corporate debts.

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

Revenues

For the years ended March 31, 2010 and 2009, revenues were $18,142 and $48,338, respectively.  Revenues in the current year decreased due to the continuing economic climate, continuing tight credit markets.  Gross margin decreased in the current year, based on the decrease in volume.  Gross margin, as a percentage of sales, increased primarily due to reductions in earned commissions.

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

AFF plans to increase volume and income is through acquisitions of other originators, coupled with capitalizing on the trend for some lenders starting to introduce new loan products to the market. We will also begin to offer consulting services to non-affiliated brokers to help package and present non-confirming and sub-prime loans.  Fortunately there has been no decline in the ability of Global Lending to fund loans. The current funding dollar commitment to AFF (up to $1,000,000 a month), is more than adequate for a considerable increase in loan closings and Global is capable of increasing funding sources as needed.

Subsequent to December 31, 2010, the Company chose to stop brokering loans for un-affiliated agencies.  This service will be reserved for agencies interested in joining AFF through acquisition or investment.  The Company is offering consulting services to un-affiliated mortgage brokers to help those agencies package and place loans.  Some exceptions to the brokering policy may occur.  As of January 1, 2011 the Company has started to record consulting revenue.

Operating Expenses

Operating expenses were incurred in the amount of $63,204 for the year ended March 31, 2010, compared to $107,072 for the comparative year ended March 31, 2009. The overall change was due to a decrease in general and administrative expenses and stock based compensation offset the recording of a $27,963 loss on sale of an investment property.  Operating expenses for the consulting services are not expected to increase over the current trend.

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

Cash used in operations had decreased, primarily for reduction of general and administrative expenses, including costs for legal and professional fees related to the public filings.   Our cash requirements have decreased somewhat in recent periods.  Our interim financial statements are less costly and our attorney is charging very little. We have cut our fixed overhead to approximately $800 a month.  Our principle shareholder has agreed to assume personal responsibility for the repayment of any company debt and to personally fund any future expenses of the public filings as needed.

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

At March 31, 2010 the Company had minimal cash to meet current obligations.  As of January 1, 2011 the Company has started receiving consulting revenues.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of American First Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Annual Report on Changes in Internal Controls

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer.

Name	Title	Year	Commission	Bonus	Stock awards	Option * awards	Non equity Incentive plan compen- sation	Non qualified deferred compensation	All other Compensation	Total

Mr. J. R. Stirling	President	2010	$9,801	0			0	0	*21,200	$30,001
		2009	$17,550	0	$7,500		0	0	*21,200	$46,250

* Includes$20,000 annual compensation applied to subscription receivable and $1,200 in rents

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

AMERICAN FIRST FINANCIAL, INC.
Dated:	May 20, 2011

		By:	/s/ J. R. Stirling
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

/s/ Randall N. Drake

Randall N. Drake, CPA, PA
Certified Public Accountants
Clearwater, Florida
January 11, 2010

American First Financial, Inc.
Balance Sheet
March 31, 2010 and 2009

		Restated
	2010	2009
Assets
Current assets
Cash	$1,343	$1,037

Total current assets	1,343	1,037

Property & equipment, net of accumulated
depreciation of $8,171 and $6,503, respectively	3,502	5,170

Investment in property	-	60,000
Intangibles	10,000	10,000

Total Assets	$14,845	$76,207

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$9,200	$16,484
Shareholder loans	55,028	27,713
Related party demand notes payable	-	69,030
Total current liabilities	64,228	113,227

Total liabilities	64,228	113,227

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,882,205 and 21,082,205 shares
issued and outstanding, respectively	1,144,110	1,054,110
Additional paid-in capital	94,842	162,342
Subscription receivable	(40,000)	(60,000)
Accumulated Deficit	(1,248,335)	(1,193,472)
Total stockholders' equity	(49,383)	(37,020)

Total Liabilities and Stockholders' Equity	$14,845	$76,207

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
Years Ended March 31, 2010 and 2009

		Restated
	2010	2009

Origination Fees - Global	$18,142	$48,338

Commissions and closing costs	9,801	33,511

Gross Margin	8,341	14,827

Operating expenses:
Selling	-	3,226
General and administrative	29,935	60,924
Professional expenses	3,428	8,700
Stock-based compensation	-	23,950
Depreciation	1,668	1,668
Interest expenses	210	8,604
Loss on sale of property	27,963	-
Total operating expenses	63,204	107,072

Net income (loss)	$(54,863)	$(92,245)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	22,158,917	16,678,917

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Stockholders' Equity

					Additional			Stock
					Paid in	Subscription	Accumulated	Holders'
	shares	$.05 par	shares	$.05 par	Capital	Receivable	Deficit	Equity

Balance March 31, 2008	4,000	$200	10,007,205	$500,360	$661,942	$-	$(1,101,227)	$61,275

Cancellation of preferred stock	(2,000)	(100)			100			-
Conversion of preferred stock	(2,000)	(100)	200,000	10,000	(9,900)			-

Stock issued for promissory note			5,000,000	250,000	(250,000)	(80,000)		(80,000)

Officer comp - forgiveness of debt						20,000		20,000

Stock issued for rights			500,000	25,000	(15,000)			10,000

Stock issued for services			2,700,000	135,000	(111,050)			23,950

Direct sale of common stock			2,675,000	133,750	(113,750)			20,000

Net loss							(92,245)	(92,245)

Balance March 31, 2009, restated	-	$-	21,082,205	$1,054,110	$162,342	$(60,000)	$(1,193,472)	$(37,020)

Sale of stock			1,800,000	90,000	(67,500)			22,500

Officer comp - forgiveness of debt						20,000		20,000

Net loss							(54,863)	(54,863)

Balance March 31, 2010	-	$-	22,882,205	$1,144,110	$94,842	$(40,000)	$(1,248,335)	$(49,383)

The notes are an integral part of these financial statements.

. American First Financial, Inc. Statement of Cash Flows
Years Ended March 31, 2010 and 2009
		Restated
	2010	2009

Cash Flows from Operating Activities:
Net (loss) income	$(54,863)	$(92,245)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,668	1,668
Loss on sale of property	27,963	-
Compensation, forgiveness of shareholder loan	20,000	20,000
Stock-based and non-cash compensation	-	23,950
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,000	(7,682)
Net Cash (Used) Provided by Operating Activities	(4,232)	(54,309)

Cash Flows from Investing Activities:
Proceeds from sale of property	32,037	-
Net Cash (Used) by Investing Activities	32,037	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	22,500	20,000
Net (loans to) repayment of stockholder loans	(49,999)	25,154
Net Cash (Used) Provided by Financing Activities	(27,499)	45,154

Net decrease in Cash	306	(9,155)

Cash at beginning of period	1,037	10,192

Cash at end of period	$1,343	$1,037

Supplemental cash flow information:
Interest paid	$210	$320
Taxes paid	$-	$-

Non-cash transactions:
For the years ended March 31, 2010 and 2009, $20,000 of compensation was non-cash payment reduction of shareholder loans.
During the year ended March 31, 2009, the Company issued 5,000,000 shares of common stock for a subscription receivable in the amount of $100,000
During the year ended March 31, 2009, the Company issued 500,000 shares of stock to pay for the licensing rights.

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Note 1    Organization, Business Operations and Summary of Significant Accounting Policies Organization and Business Operations

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. AFF is a specialty mortgage origination firm that deals in wholesale lending. Wholesale lending is the taking of retail mortgage loan originations from mortgage brokers and getting them closed and funded for them, as opposed to dealing directly with the retail customer.  AFF’S operations are primarily the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders.  . AFF only acts as a broker agent.  As a broker agent, AFF does not assume any risk on its loans and receives a small fee based on the loan volume for each loan it places.  The lenders that accept the loans have no recourse against AFF.  We have operated in several states but primarily present loans from the Florida market.  We have one office in Largo Florida.

Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2010 and 2009, the result of operations and cash flows for the years then ended have been made.

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

AFF may receive consulting fees from independent mortgage brokers for helping to package and present non-conforming and sub-prime loans to willing lenders.  Our fees are negotiated in advance with the independent brokers and are recorded when the broker successfully submits a packaged loan to a lender..

Mortgages, Loan Loss Reserves and Capitalization

AFF does not hold mortgages for investment and thereby does not calculate loan loss reserves and is not subject to any minimum capital requirements by the State or any regulatory agency. AFF utilizes the licenses of Global Lending Group, a related party, for closing and funding any loans that need funding until their sale. These loans are the property of Global Lending Group at closing and as such, are not reflected on the financial statements of AFF.

Real Estate Owned

The Company currently owns no real estate.

At March 31, 2009 the Company held an investment property that was sold in July 2009.  The property was always marketed for sale, as our intentions were not long-term in nature.  Due to market conditions, we were forced to hold for a longer period; however the property was always actively listed with a local real estate agency. We no longer hold any property for investment and do not have any recourse to any mortgage loans, nor do we intend to have any recourse of future loans.

Periodically and at the time of the March 31, 2009 audited financial statements, we had a current appraisal of the holding value, based on the local real estate market.   The property was originally valued at our acquired cost, which was below the current market value; however, we did not receive any offers through 2007, whereby we did impair the property value by approximately 10%.   At the time we believed that the valuation was accurate and relied upon the local real estate valuations given by local real estate agents.  The subsequent sale was less than the carrying value, however, we believe that we accepted a below market offer for the purpose of cash flow and were not confident that the market would not deteriorate further, so the cash offer was accepted.

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

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Stock Options

The Company recognizes all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Advertising

The costs of advertising are expensed as incurred. Advertising expenses were $0 and $2,437 for the years ended March 31, 2010 and 2009, respectively. Advertising expenses are included in the Company’s selling operating expenses.

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. As of March 31, 2010 and 2009, there were 2,300,000 options outstanding that were considered anti-dilutive.

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

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

As shown in the accompanying financial statements, AFF  incurred operating loss for the years ended March 31, 2010 and 2009. Although the Company does not have a history of losses and maintains a positive net worth, there remains an accumulated deficit and a working capital deficit at March 31, 2010.  AFF  has limited financial resources with which to satisfy any future cash requirements and until such time as AFF  is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF ’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF 's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF  will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF  or its shareholders. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict.

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

Note 4    Real Estate Owned

In 2005, the Company acquired a single family residence located in South Carolina upon a borrower’s default on a note AFF had sold to an affiliate with recourse.  AFF took back the note and the property when the borrower defaulted.  The property was recorded at the property’s net realizable fair value, which considered the property market value less expected costs to sell, at the time it was acquired.  The asset had a carrying value of $60,000 and was sold in July 2009 for net proceeds, after commission and closing costs, of $32,037 resulting in recognizing a loss of $27,963.  The net proceeds were received in cash.

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

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

The Deferred Tax Asset as of March 31 is as follows:

	2010	Restated 2009
Income tax provision (benefit) at statutory rate	$(11,900)	$(24,100)
State income tax expense (benefit), net of federal benefit	(1,200)	(2,300)
Subtotal	(13,100))	(26,400)
Change in allowance	13,100	26,400
Deferred Tax Asset	$––	$––

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$(169,500)	$(168,200)
Non-cash officer compensation	(41,100)	(24,300)
Stock-based Compensation	(8,900)	(8,500)
	(219,500)	(201,000)
Less reserve for allowance	219,500	201,000
Deferred Tax Asset	$––	$––

As of March 31, 2010, the Company has net long-term capital losses of approximately $405,000 and unused Net Operating Loss carryforwards of approximately $734,000 which begins to expire in 2028.  Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

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

During the year ended March 31, 2008 two shareholders elected to convert 4,000 shares of the outstanding Series B Preferred Stock to common shares. During the year ended March 31, 2009  one shareholder elected to cancel 2,000 outstanding Preferred Shares.  These were retired and treated as additional contribution to capital.  The remaining preferred stock shareholder elected to convert 2,000 shares to common stock. There are currently no outstanding shares of preferred stock.

Common Stock

Common Stock includes 50,000,000 shares authorized at a par value of $0.05. The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

During the fiscal year ended March 31, 2009, we sold a total of 1,550,000 shares of common stock for $20,000 cash to five individuals, most of whom were former directors or officers.  We also issued 3,827,500 shares for services, 5,000,000 shares in exchange for a subscription receivable from our major shareholder and 500,000 for licensing rights with Global Lending Group.  All the shares issued were common stock. In addition, one shareholder elected to cancel 2,000 shares of preferred stock and another elected to convert 2,000 shares of preferred stock to 200,000 shares of common stock at par value.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

During the fiscal ended March 31, 2010, we sold 1,800,000 shares for $22,500.  The per share prices were determined by negotiations between Mr. Stirling and the other party depending on the reason for the sale, the number of shares being purchased and the need for the funds.

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

Note 9    Related Party Transactions

The Company had Shareholder loans from Mr. Stirling, President, in the amount of $55,028 and $27,713 as of March 31, 2010 and 2009, respectively. These loans are short-term in nature and are net of a loan payable to him listed below. These loans are not supported by any executed loan documents and any interest charges were considered to be immaterial and were not recorded.

During the year ended March 31, 2009 a note payable to Mr Stirling in the amount of $50,000 was off-set against the amounts loaned to Mr. Stirling. This cancellation of receivables and debt was a non-cash transaction. The remaining change in shareholder loans was due to amounts that were advanced by Mr. Stirling to fund operations or expenses paid on behalf of the Company by Mr. Stirling.

In 2008 Mr. Stirling was offered shares of common stock under a subscription receivable in the amount of $100,000. This loan is listed as a contra-equity account and is being amortized into income over five years. Interest charges on this loan were considered to be immaterial and were not recorded. . Officer compensation in the amount of $20,000 was recorded for the years ended March 31, 2010 and 2009.  The stock was issued during the fiscal year ended March 31, 2009.  The balance of the subscription receivable at March 31, 2010 and 2009 was $40,000 and $60,000 respectively.
During the year ended March 31, 2009, Mr. Stirling received 1,000,000 shares for services in the amount of $7,500.

Commissions in the amount of $9,801 and $17,550 for the years ended March 31, 2010 and 2009, respectively, paid were paid to Mr. Stirling as the main mortgage broker.

Rent expense paid to Mr. Stirling for the years ended March 31, 2010 and 2009 were $1,200 and $1,200, respectively.

The total amounts paid to Mr. Stirling for the years ended March 31, 2010 and 2009 were $31,001 and $46,250, or 42% and 33% of the total expenses, respectively.

Global Lending Group Inc was considered a related party through minor stock ownership and a heavy concentration of revenue. AFF utilizes the licenses of Global Lending Group for loan origination and funding through a “Net Branch Agreement” dated from 2002. At funding the loans become the property of Global Lending Group.

At the time of granting of the stock Global had approximately 4% ownership. Currently, their ownership approximates 2%.  All of the revenue recorded during the periods shown were received from Global Lending Group, Inc.

As of March 31, 2009, the Company has a Demand Promissory Note in the amount of $69,030 with a member of the Board of Directors. The note pays interest at the rate of twelve percent and is callable at any time. Subsequent to March 31, 2009, the loan was called and the majority shareholder agreed to assume the liability for the note and the accrued interest.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2010 and 2009

Note 10    Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $1,200 and $1,200 for the years ended March 31, 2010 and 2009, respectively.

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

Note 12    Subsequent event

Subsequent to December 31, 2010, the Company chose to stop brokering loans for un-affiliated agencies.  This service will be reserved for agencies interested in joining AFF through acquisition or investment.  The Company is offering consulting services to un-affiliated mortgage brokers to help those agencies package and place loans.  Some exceptions to the brokering policy may occur.