Form 10-Q/A
period 2010-12-31
AMERICAN FIRST FINANCIAL INC
filed 2011-05-20
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q/A
(Amendment No. 1)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of February 21, 2011was 22,882,205

Explanatory Note

This amendment No 1 to our Form 10-Q for the period ended December 31, 2010, originally filed with the Security and Exchange Commission on January 14, 2011, amends the verbiage in the document and in the financial statements included to address comments from the Commission staff.  Numerous changes were made throughout the document to clarify and define the Company assertions.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American First Financial, Inc.
As of December 31, 2010 (unaudited) and March 31, 2010 (audited) and for the three and nine months ended December 31, 2010 and 2009 (unaudited)

Contents:

American First Financial, Inc.
Balance Sheet

	December 31, 2010	March 31, 2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$290	$1,343

Total current assets	290	1,343

Property & equipment, net of accumulated
depreciation of $9,422 and $8,171, respectively	2,251	3,502

Intangibles	10,000	10,000

Total Assets	$12,541	$14,845

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$11,950	$9,200
Shareholder loans	60,873	55,028
Total current liabilities	72,823	64,228

Stockholders' Equity
Common Stock, $.05 par value, 50,000,000 shares
authorized; 22,882,205 and 22,882,205 shares
issued and outstanding, respectively	1,144,110	1,144,110
Additional paid-in capital	93,592	93,592
Subscription receivable	(40,000)	(40,000)
Accumulated Deficit	(1,257,984)	(1,247,085)
Total stockholders' equity	(60,282)	(49,383)

Total Liabilities and Stockholders' Equity	$12,541	$14,845

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December,31		December,31
	2010	2009	2010	2009

Origination Fees - Global	$545	$3,048	$2,076	$13,377

Commissions and closing costs	-	2,154	-	7,981
Gross Margin	545	894	2,076	5,396

Operating expenses:
Selling	-	-	150	-
General and administrative	2,374	1,236	6,224	8,630
Professional expenses	750	1,028	2,950	2,028
Compensation	800	-	2,400	-
Depreciation	417	417	1,251	1,251
Interest expenses	-	50	-	210
Loss on sale of property	-	-	-	27,963
Total operating expenses	4,341	2,731	12,975	40,082

Net income (loss)	$(3,796)	$(1,837)	$(10,899)	$(34,686)

Earnings (loss) per share,
primary and dilutive	$-	$-	$-	$-

Weighted average shares outstanding
primary and dilutive	22,882,205	22,882,205	22,882,205	21,572,890

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

Non-cash transactions:

During the year ended March 31, 2009, the Company issued 5,000,000 shares of common stock for a subscription receivable in the amount of $100,000.

During the year ended March 31, 2009, the Company issued 500,000 shares of stock to pay for the licensing rights.

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2010

Note 1    Organization, Business Operations and Summary of Significant Accounting Policies

Organization and Business Operations
American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. AFF is a specialty mortgage origination firm that deals in wholesale lending.  Wholesale lending is the taking of retail mortgage loan originations from mortgage brokers and getting them closed and funded for them, as opposed to dealing directly with the retail customer.  AFF’S operations have primarily been the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders.   AFF acted only as a broker agent.  As a broker agent, AFF does not assume any risk on its loans and receives a small fee based on the loan volume for each loan it places.  The lenders that accept the loans have no recourse against AFF.  As of January 1, 2011, we have added mortgage consulting to our business plan and receive fees from independent mortgage brokers to help them package and present non-conforming and sub-prime mortgage loans to willing lenders.  We have presented loans from several states but primarily present loans only from the Florida market.  We have one office in Largo Florida.

Summary of Significant Accounting Policies

Basis of Presentation
The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at December 31, 2010 and March 31, 2010 and the result of operations and cash flows for the three and nine months ended December 31, 2010 and 2009 have been made.

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

Fair Value Information
The carrying amounts of the Company’s assets and liabilities approximate their fair values represented in the accompanying balance sheets. The carrying amounts of current assets and current liabilities approximate their fair value due to the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

AFF received consulting fees from independent mortgage brokers for helping to package and present non-conforming and sub-prime loans to willing lenders.  Our fees are negotiated in advance with the independent brokers and are recorded when we return the loan package to them for presentation to the lender.

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

Income Taxes
The Company uses the liability method to account for income taxes. As such, deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Earnings (Loss) Per Share
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. At December 31, 2010 and March 31, 2010 there were 2,300,000 options outstanding that were considered to be anti-dilutive.

Subsequent Events
These interim financial statements were approved by management and were issued on April 29, 2011. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating losses for the nine month periods ended December 31, 2010 and 2009. The Company has accumulated deficit and a working capital deficit at December 31, 2010 (unaudited) and March 31, 2010 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate origination and consulting fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF or its shareholders.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

Note 4    Sale of Property

In 2005, the Company acquired a single family residence located in South Carolina upon a borrower’s default on a note AFF had sold to an affiliate with recourse.  AFF took back the note and the property when the borrower defaulted.  The property was recorded at the property’s net realizable fair value, which considered the property market value less expected costs to sell, at the time it was acquired.   The asset was sold in July 2009 for net proceeds, after commission and closing costs, of $32,037.   The unimpaired carrying value of $60,000 resulted in recognizing a loss of $27,963 in the nine month period ended December 31, 2009.

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

As of March 31, 2010, the Company has unused net long-term capital losses of approximately $405,000 and unused Net Operating Loss carry-forwards of approximately $734,000 which begins to expire in 2028.   Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

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

At December 31, 2010 and 2009, the Company had a subscription receivable due from and a shareholder loan payable to the major shareholder.  Interest on the net amount due to the shareholder is immaterial and was not recorded.

During the nine months ended December 31, 2010 and  2009, commissions in the amount of $0 and $7,981, respectively, were paid to our Mr. Stirling as the main mortgage broker.

During the nine months ended December 31, 2010 and 2009, rent expense in the amount of $900 and $900, respectively, was paid to Mr. Stirling.

Through an agreement, in exchange for shares that were given to Global Lending Group, AFF utilizes the licenses of Global Lending Group for loan origination and funding.  At funding the loans become the property of Global Lending Group.   There is no recourse to loans brokered for Global Lending Group and AFF acts solely as a mortgage broker on loans originated.

All of the revenue recorded during the periods shown was received Global Lending Group, a minor shareholder.

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

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company does not believe any possible unasserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations.  In June 2010, a lawsuit alleging unsolicited advertising was settled for $500.  The payment is recorded in miscellaneous expense for the nine months ended December 31, 2010.

Note 10    Subsequent event

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

AFF’S operations have primarily been the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders. AFF presents broker loan submissions to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans.  Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then keeps all other compensation.

During the current year, AFF has specialized in non-conforming and sub-prime loans.  Non-conforming loans are loans that are credit worthy but, don’t meet other Fannie Mae or Freddie Mac requirements such as loan size, property type, or debt ratios below 45%,  Credit score requirements for non-conforming and conforming loans are both above 600. The current maximum loan to value (LTV) for a non-conforming loan is 80%.  It is 95% for conforming loans.  Sub-prime loans are loans to borrowers who would be considered poor credit risks, with credit scores below 600, a recent bankruptcy or loan default experience. Collateral requirements for all of the above mentioned loans are real property. On these types of loans most lenders won’t go above a seventy percent loan to value.

This is an area that AFF is most competitive due to the lender contacts and investors known to Global Lending Group., Through Global, AFF can offer up to eighty percent loan to value.  Global Lending has allocated at least $1,000,000 a month from its lines of credit for AFF loans if funded by Global. If the loans are funded directly by Global Investors, the funds are unlimited. AFF does not have any foreclosure or debt collecting or responsibilities. Any such efforts would be undertaken by Global. Also AFF has no recourse provisions or responsibilities attached to any loans that they process through Global.

Overall economic conditions have certainly contributed to the decline in income for AFF. As an example: the price of homes in Florida has dropped an average of 45% in the last two years and the number of mortgage products offered have declined due to tightened credit markets.

AFF operates under a “Net Branch Agreement” with Global Lending Group, Inc. that allows AFF to take loan originations from mortgage brokers and submit those loans to Global for underwriting and funding. Under that agreement AFF is allowed to act as a branch of Global’s but, is allowed to keep all fees or profits of any kind from the closing of a loan  The agreement allows us to use Global’s licensing and therefore we need no licenses of our own. Global owns approximately 2% of the outstanding shares of AFF common stock.

As of January 1, 2011, AFF has added mortgage consulting operations to our business plan.  We have negotiated with independent retail mortgage brokers to help them package and present non-conforming and sub-prime loans to willing lenders.  We believe this will be an added dimension to our business model.

We do not consider any of those market conditions pertinent to our forward business plan which is creating more originations by acquisitions of small mortgage brokers and growing our consulting business.  AFF can market a variety of loan products and services to mortgage brokers and small lenders who are too small, or do not have the required net worth to get approval to submit loans directly to the major lenders. .

Summary

AFF intends to attract investor dollars and grow the mortgage business through acquisitions to the point of positive cash flow. We currently do not have cash for acquisitions but, intend to use only stock for acquisitions. Management believes that there are numerous small mortgage brokers around the country to be acquired by a company they can place all of their sub-prime and non-conforming loans. Any acquired broker will also have the availability of conforming, FHA and VA loan products as well as use of the branch agreement that AFF has with Global Lending Group, Inc for non-conforming loans.  Management also believes that there will be a number of new loan products introduced in the next twelve months such as “stated income” loans coming back for self-employed borrowers, which will significantly increase business.

We will continue to provide loan and consulting services in the wholesale market to raise operating cash while we work to acquire a base of retail firms and increase the volume of loans to a sustainable level.

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

Revenues

For the three months and nine months ended December 31, 2010 and 2009 revenues were $545, $3,048, $2,076 and $13,377, respectively.  Revenues in the current quarter and year to date decreased due to the continuing economic climate and continuing tight credit markets.  During the nine months ended December 31, 2010, the Company submitted 11 loans to Global, all were considered to be non-conforming or sub-prime loans.  Gross margin decreased in the current quarter, based on the decrease in volume.

The continuing trends in the mortgage business are towards lower numbers in all areas including number of loans, size of loans, gross margins and commissions thereby drastically reducing income for the above mentioned periods and for the foreseeable future.  The causes of these declines are a direct result of the following facts. First and foremost, is the decline in available mortgage products due to a great number of major lenders either going out of business or seriously curtailing their lending programs. Second the number and type of available mortgage products has been greatly reduced. Also, the credit requirements for borrowers have been vastly increased allowing less people to obtain loans and the loan sizes are generally smaller.  Finally, the reduction in real estate values nationally. On average, residential real estate values nationally have declined 35%. In Florida the decline approximates 45%. This of course, results in lower loan amounts which in turn results in less income per loan.

Revenues for the four quarter and next year are expected to consist primarily of consulting fees.

Operating Expenses

Operating expenses were incurred in the amount of $4,341, $2,731, $12,975 and $40,082 for the three and nine month periods ended December 31, 2010 and 2009, respectively.  The increase in the three month period ended December 31, 2010, compared to the three months ended December 31, 2009 was due to increased SEC filing fees and compensation.  For the nine months ended December 31, 2010 significantly. The majority of the expenses during the nine months ended December 31, 2009 were the loss on sale of property that was not repeated in 2010.  There were significant reductions to the fixed and operating expenses during 2010 that was offset an minor increase in compensation in 2010.

Operating expenses for the consulting services are expected to generally stay at the current level.

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

Cash used in operations had decreased, primarily for reduction of general and administrative expenses. Our cash requirements have decreased somewhat in recent periods.  We have cut our fixed overhead to approximately $800 a month. Our principle shareholder has agreed to assume personal responsibility for the repayment of any company debt and to personally fund any future expenses of the public filings as needed.

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

At December 31, 2010 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.  As of January 1, 2011, the Company has started to record consulting revenue.

As reflected in the unaudited financial statements, as of December 31, 2010, we have an accumulated deficit of $1,257,984 and negative working capital of $72,533.  For the nine month period ended December 31, 2010 and 2009 we incurred negative cash used in operations in the amount of $6,898 and $13,756, respectively.  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  These unaudited financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

Date: May 20, 2011
American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President