Form 10-K
period 2011-03-31
AMERICAN FIRST FINANCIAL INC
filed 2011-08-15
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐    No☑

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☐  No ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K ☑.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☑

The aggregate market value of the Common Stock held by non-affiliates of approximately 8,581,224 shares of Common Stock as of December 31, 2010 was approximately $386,155 based on a closing sales price of $.045 per share of Common Stock on December 31, 2010.

The number of shares outstanding of the issuer’s Common Stock, $.05 par value, as of June 30, 2011 was 24,982,205 shares.

AMERICAN FIRST FINANCIAL, INC.

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

Item 1.   Business

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001.  As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. As of March 31, 2011, our current assets are $994 and our current liabilities are $78,201. We show a net loss for our current fiscal year of $46,490.

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

AFF signed a “Net Branch Agreement” with Global Lending Group, Inc. in March 2002 that allows AFF to take loan originations from mortgage brokers and submit those loans to Global for underwriting and funding. The agreement allows AFF to act as a branch of Global’s and therefore AFF needs no licenses of its own.  There are no legal ramifications for AFF acting as a branch of Global’s except as required by the agreement. One hundred percent of our loan business is done through Global.  Global owns approximately 2% of the outstanding shares of AFF common stock.

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

As of January 1, 2011, AFF added mortgage consulting operations to our business plan.  We have negotiated with independent retail mortgage brokers to help them package and present non-conforming and sub-prime loans to willing lenders.  We believe this will be an added dimension to our business model.

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

Employees

As of March 31, 2011, AFF had a staff of two people, including one in sales, marketing and administration, (Mr. Stirling) and one in processing, submissions and closings. Both employees work on a commission only basis. Currently Mr. Stirling is the only full time employee.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at March 31, 2011.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of fees. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. See “Notes to our Financial Statements.”

We have incurred net losses and our revenues are declining; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further.  We have generated net losses in recent years. We have an accumulated retained deficit of $(1,293,575) and a shareholders’ equity of $(65,373) as of March 31, 2011. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline further.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of March 31, 2011, we have outstanding 24,982,205 shares of common stock, including an estimated 9.3 million outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 1.B.    Unresolved Staff Comments

We have no outstanding comments from the staff of the Security and Exchange Commission. .

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

Item 3.   Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company. During 2009, the Company was named as a defendant in a lawsuit for unsolicited advertisement. This lawsuit was settled for $500.

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

Quarter Ended	High	Low
March 31, 2011	.045	.045
December 31, 2010	.045	.045
September 30, 2010	.045	.045
June 30, 2010	.045	.045
March 31, 2010	.045	.045
December 31, 2009	.05	.045
September 30, 2009	.05	.045
June 30, 2009	.05	.045
March 31, 2009	.05	.045

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

Sales of our Common Stock under Rule 144

There are 10,381,224 shares of our common stock held by non-affiliates, both employees and non-employees, and 14,600,981 shares held by affiliates Rule 144 of the Securities Act of 1933 defines as restricted securities.

In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to non-affiliates after a holding period of one year but continue to apply for affiliates regardless of their holding period. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities. All 10,381,224 shares held by non-affiliates have been held for at least 6 months.

Holders

As of the date of this registration statement, we had approximately 336 shareholders of record of our Common Stock.

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

During the fiscal year ended March 31, 2011, we issued a total of 2,100,000 shares of common stock for services valued at $10,500.

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

Item 7a.  Quantitative And Qualitative Disclosure About Market Risk.

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

Summary

As stated above, as a note to recent financial statements our auditor expressed an opinion that based on our financial condition, there was “substantial doubt about the company’s ability to continue as a going concern”. Management has been able to attract new investments and reduce our expense.  Current opinion of management is that AFF will continue as a going concern long enough to attract investor dollars and grow the mortgage business through acquisitions and consulting to the point of positive cash flow.  We currently do not have cash for acquisitions but, intend to use only stock for acquisitions. Management also believes that there will be a number of new loan products introduced in the next twelve months such as “stated income” loans coming back for self employed borrowers, which will significantly increase business. We intend to fill the two empty directors’ seats with individuals who will invest in the company and provide a new source of capital.  In the meantime, we have moved our office to a free rental space and have cut all other fixed overhead.  We have a number of investors that will buy private placement stock from us if necessary. Additionally, Mr. Stirling has agreed to accept personal responsibility and payment of any current outstanding corporate debts.

Results of Operations

The year ended March 31, 2011 and 2010

The following summary data is presented for the year ended March 31, 2011 and 2010:

For the Years Ended March 31,	2011	2010	% change
Revenues: Origination fees and points	$2,076	$18,142	-89%
Revenues: Consulting fees	$1,090	$-	N/A
Commissions and other direct costs	-	9,801	-100%
Gross Margin	3,166	8.341	-62%
Operating expenses:	49,656	63,204	-21%
Net income (loss)	$(46,490)	$(54,863)	-15%

Revenues

For the years ended March 31, 2011 and 2010, revenues were $3,166 and $18,142, respectively.  Revenues in the current year decreased due to the continuing economic climate and continuing tight credit markets.  The Company also did not pursue loans or consulting work while waiting for the company’s registration to become effective.  During the fiscal year ended March 31, 2011, the Company placed 11 non-conforming loans with various lenders including Global.  Gross margin decreased in the current year, based on the decrease in volume.  Gross margin, as a percentage of sales, increased primarily due to reductions in earned commissions.

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

AFF plans to increase volume and income is through acquisitions of other originators, coupled with capitalizing on the trend for some lenders starting to introduce new loan products to the market. We also began to offer consulting services to non-affiliated brokers to help package and present non-confirming and sub-prime loans.  Fortunately there has been no decline in the ability of Global Lending to fund loans. The current funding dollar commitment to AFF (up to $1,000,000 a month), is more than adequate for a considerable increase in loan closings and Global is capable of increasing funding sources as needed.

As of December 31, 2010, the Company chose to stop brokering loans for un-affiliated agencies.  This service is reserved for agencies interested in joining AFF through acquisition or investment.  The Company is offering consulting services to un-affiliated mortgage brokers to help those agencies package and place loans.  Some exceptions to the brokering policy may occur.  As of January 1, 2011 the Company started recording consulting revenues.

Operating Expenses

For the years ended March 31, 2011 and 2010 operating expenses were incurred in the amount of $49,656 and $63,204, respectively. The overall change was due to a decrease in the loss on sale of an investment property of $27,963 partially offset by an increase in stock based compensation of $10,500 and various minor changes in most other expense lines.  Operating expenses for the consulting services are not expected to increase over the current trend.

Net Loss

For the years ended March 31, 2011 and 2010 the Company incurred  net operating losses of $46,490 and $54,863, respectively. The change in the year earnings is primarily related to the decrease in expenses.
.
Liquidity and Capital Resources.

The following summary data is presented for the years ended March 31, 2011 and 2010:

	2011	2010	% change
Current assets	$994	$1,343	-26%
Total Assets	12,828	14,845	-14%

Total current liabilities	78,201	64,228	-22%
Total liabilities	78,201	64,228	-22%
Total stockholders' equity	(65,373)	(49,383)	32%

Working Capital	(77,207)	(62,885)	23%
Net Cash (Used) Provided by Operating Activities	$(16,282)	$(4,232)	-51%

The current economic conditions have negatively affected our business model, but the Company is also not actively soliciting new loans or consulting work.. There is an abundance of demand for refinancing, however the credit markets do not offer the supply of loan products with which to fund these requests, therefore mortgage financing has decreased, as has our closings on mortgages. Additionally, there has been a decrease in the overall number of housing sales and real estate values further reducing the number of transactions requiring mortgage financing and the amounts of those mortgages. These factors have affected AFF as much as our lack of advertising.

Cash used in operations increased from the prior year, primarily due to an increase in legal and professional fees related to the public filings.  Our other cash requirements have decreased somewhat in recent periods.  Our regular reporting requirements incur reasonable costs and our attorney is charging very little. We have cut our fixed overhead to approximately $800 a month.  Our principle shareholder has agreed to assume personal responsibility for the repayment of any company debt and to personally fund any future expenses of the public filings as needed.

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

At March 31, 2011 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the audited financial statements, as of March 31, 2011, we have an accumulated deficit of $(1,293,575) and negative working capital of $(77,207).  For the year ended March 31, 2011 we recorded negative cash used in operations in the amount of $(16,282).  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to increase revenues through acquisitions or advertising and or attain funding through additional share sales or debt.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of American First Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2011.

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

Name	Age	Position

John R. Stirling	71	President, Secretary and Director

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

.

Director Compensation

Name	Year ended March 31, 2011	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

J. R. Stirling,	0	0	0	0	0	0	0	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer.

Name	Title	Year	Commission	Bonus	Stock awards	Option * awards	Non equity Incentive plan compen- sation	Non qualified deferred compensation	All other Compensation	Total

J. R. Stirling	President	2011	$0	0			0	0	*21,200	$21,200

		2010	$9,801	0			0	0	*21,200	$30,001

*Includes$20,000 annual compensation applied to subscription receivable and $1,200 in rents

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of March 31, 2011.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth the number of shares of our $0.05 par value common stock beneficially owned by (i) each person who, as of March 31, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 24,982,205 common shares were issued and outstanding as of March 31, 2011.

Name and Address Beneficial Owner	No. of Shares Owned	Percentage of Ownership

Mr. J. R. Stirling	16,600,981	50.4%

William Blacksheer	2,000,000	8.0%

All Officers and
Directors as a Group		58.4%
(one person)

Item 13.    Certain Relationships, Related Transactions and Director Independence

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2010, our registration statement was not effective and none of our officers, directors or 10% or greater stockholders filed any forms to the best of our knowledge.

Board Members Who Are Deemed Independent

None

Item 14.    Principal Accountant Fees and Services

The financial statements of American First Financial, Inc. as of, and for the years ended, March 31, 2011 and 2010, appearing in this Form 10-K, were audited by Randall N Drake, CPA P.A. an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

Audit Fees

The aggregate fees billed for professional services rendered by Randall N Drake, CPA P.A. for the 2010 audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2011 and 2010 were $6,000 and $6,000, respectively.

Audit-Related Fees

There were no other fees billed by Randall N Drake, CPA P.A. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Randall N Drake, CPA P.A. during 2011 or 2010.

All Other Fees

There were no other fees billed by Randall N Drake, CPA P.A. during the last two fiscal years for products and services provided by Randall N Drake, CPA P.A.

Item 15.   Exhibits

The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated below.

Exhibit No.	Description	Location

3.01	Articles of Incorporation	Filed with Form 10-12G, dated 8-11-2006
3.02	Bylaws	Filed with Form 10-12G, dated 8-11-2006

4.01	Form of common stock certificate	Filed with Form 10-12G, dated 8-11-2006

5.01	Attorney opinion letter	Filed with Form 10-12G, dated 8-11-2006

10.01	Employment Agreement – Mr. Stirling	Filed with Form 10-12G, dated 8-11-2006
10.02	Agreement with Global Lending Group	Filed with Form 10-12G, dated 8-11-2006
10.03	Note – Mrs Behr	Filed with Form 10-12G, dated 8-11-2006

31(a)	Rule 13a-14(a) Certification – Chief Executive and Chief Financial Officer *

32(b)	Section 1350 Certification – Chief Executive and Chief Financial Officer *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document*
101SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FIRST FINANCIAL, INC.
Dated: August 15, 2011

	By:	/s/ J. R. Stirling
J. R. Stirling,
Chief Executive and Chief Financial Officer

Financial Statements For The Years Ended March 31, 2011 and 2010

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL 33760
727.536.4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors
American First Financial, Inc.
Clearwater, Florida

We have audited the accompanying balance sheet of American First Financial, Inc. as of March 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Randall N. Drake

Randall N. Drake, CPA, PA
Certified Public Accountants
Clearwater, Florida
August 11, 2011

American First Financial, Inc.
Balance Sheet

	March 31	March 31,
	2011	2010
Assets
Current assets
Cash	$994	$1,343

Total current assets	994	1,343

Property & equipment, net of accumulated
depreciation of $9,839 and $8,171, respectively	1,834	3,502

Loans to shareholders	-	-
Investment in property	-	-
Intangibles	10,000	10,000

Total Assets	$12,828	$14,845

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$7,240	$9,200
Shareholder loans	70,961	55,028
Notes payable, current	-	-
Demand notes payable	-	-
Total current liabilities	78,201	64,228

Notes payable	-	-

Total liabilities	78,201	64,228

Stockholders' Equity
Redeemable Convertible Preferred Stock: $5 par
5,000,000 shares authorized (Series A & B)
0 and 0 Series B shares issued and
outstanding, respectively	-	-
Common Stock, $.05 par value, 50,000,000 shares
24,982,205 and 22,882,205 shares
issued and outstanding, respectively	1,249,110	1,144,110
Additional paid-in capital	(908)	93,592
Subscription receivable	(20,000)	(40,000)
Accumulated Deficit	(1,293,575)	(1,247,085)
Total stockholders' equity	(65,373)	(49,383)

Total Liabilities and Stockholders' Equity	$12,828	$14,845

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Year Ended
	March,31
	2011	2010

Origination Fees - Global	$2,076	$18,142
Consulting fees	1,090	-

Total revenue	3,166	18,142

Commissions and closing costs	-	9,801

Gross Margin	3,166	8,341

Operating expenses:
Selling	150	-
General and administrative	29,513	29,935
Professional expenses	3,950	3,428
Compensation	3,875	-
Depreciation	1,668	1,668
Interest expenses	-	210
Loss on sale of property	-	27,963
Total operating expenses	49,656	63,204

Net income (loss)	$(46,490)	$(54,863)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	24,815,356	22,155,975

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Stockholders' Equity

			Additional			Stock
			Paid in	Subscription	Accumulated	Holders'
	shares	$.05 par	Capital	Receivable	Deficit	Equity

Balance March 31, 2009 as restated	21,082,205	$1,054,110	$161,092	$(60,000)	$(1,192,222)	$(37,020)

Sale of stock	1,800,000	90,000	(67,500)			22,500

Officer comp - forgiveness of debt				20,000		20,000

Net loss					(54,863)	(54,863)

Balance March 31, 2010	22,882,205	$1,144,110	$93,592	$(40,000)	$(1,247,085)	$(49,383)

Stock issued for services	2,100,000	105,000	(94,500)			10,500

Officer comp - forgiveness of debt				20,000		20,000

Net loss					(46,490)	(46,490)

Balance March 31, 2011	24,982,205	$1,249,110	$(908)	$(20,000)	$(1,293,575)	$(65,373)

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows

	For the Year Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(46,490)	$(54,863)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,668	1,668
Loss on sale of property	-	27,963
Compensation, forgiveness of shareholder loan	20,000	20,000
Stock-based and non-cash compensation	10,500	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(1,960)	1,000
Net Cash (Used) Provided by Operating Activities	(16,282)	(4,232)

Cash Flows from Investing Activities:
Proceeds from sale of property	-	32,037
Net Cash (Used) by Investing Activities	-	32,037

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	22,500
Net (loans to) repayment of stockholder loans	15,933	(49,999)
Net Cash (Used) Provided by Financing Activities	15,933	(27,499)

Net decrease in Cash	(349)	306

Cash at beginning of period	1,343	1,037

Cash at end of period	$994	$(1,343)

Supplemental cash flow information:
Interest paid	$-	$210
Taxes paid	$-	$-

Non-cash transactions:
For the years ended March 31, 2011 and 2010, $20,000 of compensation was non-cash payment reductions of shareholder loans.

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2011 and 2010

Note 1   Organization, Business Operations and Summary of Significant Accounting Policies Organization and Business Operations

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. AFF is a specialty mortgage origination firm that deals in wholesale lending. Wholesale lending is the taking of retail mortgage loan originations from mortgage brokers and getting them closed and funded for them, as opposed to dealing directly with the retail customer.  AFF’S operations were primarily the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders.  AFF only acts as a broker agent.  As a broker agent, AFF does not assume any risk on its loans and receives a small fee based on the loan volume for each loan it places.  The lenders that accept the loans have no recourse against AFF.

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

Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2011 and 2010, the result of operations and cash flows for the years then ended have been made.

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

Financial Instruments

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

Fair Value Measurement

All financial and nonfinancial assets and liabilities were recognized or disclosed at fair value in the financial statements.  This value was evaluated on a recurring basis (at least annually).  Generally accepted accounting principles in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on a measurement date. The accounting principles also established a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs were used to measure fair value.
Level 1: Quotes market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that were corroborated by market data.

Level 3: Unobservable inputs that were not corroborated by market data.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2011 and 2010

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

AFF also receives consulting fees from independent mortgage brokers for helping to package and present non-conforming and sub-prime loans to willing lenders.  Our fees are negotiated in advance with the independent brokers and are recorded when the broker successfully submits a packaged loan to a lender.

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

Property and equipment

Property and Equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2011 and 2010.

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
March 31, 2011 and 2010

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

Advertising

The costs of advertising are expensed as incurred. Advertising expenses were $150 and $0 for the years ended March 31, 2011 and 2010, respectively. Advertising expenses are included in the Company’s selling operating expenses.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. As of March 31, 2011 and 2010, there were 2,300,000 options outstanding that were considered anti-dilutive.

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

As shown in the accompanying financial statements, AFF  incurred operating loss for the years ended March 31, 2011 and 2010. Although the Company does not have a history of losses and maintains a positive net worth, there remains an accumulated deficit and a working capital deficit at March 31, 2010.  AFF  has limited financial resources with which to satisfy any future cash requirements and until such time as AFF  is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF ’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF 's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF  will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF  or its shareholders. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict.

 American First Financial, Inc.
Notes to the Financial Statements
March 31, 2011 and 2010

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3    Property and Equipment

Property and equipment, as of March 31, consist of:

	2010	2010
Equipment	$11,673	$11,673
Less accumulated depreciation	9,839	8,171
	$1,834	$3,502

Depreciation of property and equipment was $1,668 and $1,668 for the years ended March 31, 2011 and 2010, respectively.

Note 4    Real Estate Owned

In 2005, the Company acquired a single family residence located in South Carolina upon a borrower’s default on a note AFF had sold to an affiliate with recourse.  AFF took back the note and the property when the borrower defaulted.  The property was recorded at the property’s net realizable fair value, which considered the property market value less expected costs to sell, at the time it was acquired.  The asset had a carrying value of $60,000 and was sold in July 2010 for net proceeds, after commission and closing costs, of $32,037 resulting in recognizing a loss of $27,963.  The net proceeds were received in cash.

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

A summary of the activity of the Company’s options for the years ended March 31, 2011 and 2010 is as follows:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term

Options, March 31, 2009	2,300,000	2,300,000	$	$
Granted	––	––
Exercised	––	––
Forfeited	––	––
Options, March 31, 2010	2,300,000	2,300,000
Granted	––	––
Exercised	––	––
Forfeited	––	––
Options, March 31, 2011	2,300,000	2,300,000	0.00	.05	5.25 years

 American First Financial, Inc.
Notes to the Financial Statements
March 31, 2011 and 2010

The following table summarizes information regarding options outstanding at March 31, 2011:

Weighted Average:
Dividend yield	0.0%
Risk-free interest rate	1.39%
Expected life in years	3.0
Expected price volatility	10.0%

All options were fully vested as of March 31, 2011 and 2010.   No additional expense has been recorded regarding these options and no additional options have been issued. There were no options exercised during the years ended March 31, 2011 and 2010.

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

The income tax benefits and deferred tax assets as of March 31, 2011 and 2010 are as follows:

	2011	2010
Income tax provision (benefit) at statutory rate	$(5,400)	$(11,900)
State income tax expense (benefit), net of federal benefit	(500)	(1,200)
Subtotal	(5,900)	(13,100)
Change in allowance	5,900	13,100
Deferred Tax Asset	$––	$––

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$(175,500)	$(169,500)
Stock-based Compensation	(45,000)	(41,100)
Non-cash officer compensation	(16,400)	(8,900)
	(236,900)	(219,500)
Less reserve for allowance	236,900	219,500
Deferred Tax Asset	$––	$––

As of March 31, 2011, Management has determined that the Company has net long-term capital losses of approximately $405,000 and unused net operating loss carryforwards of approximately $230,000 which begins to expire in 2028.  Differences in financial statement accumulated deficit and taxable losses resulting in net operating losses are due to permanent non-deductible stock transactions.

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

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2011 and 2010

During the year ended March 31, 2008 two shareholders elected to convert 4,000 shares of the outstanding Series B Preferred Stock to common shares. During the year ended March 31, 2010  one shareholder elected to cancel 2,000 outstanding Preferred Shares.  These were retired and treated as additional contribution to capital.  The remaining preferred stock shareholder elected to convert 2,000 shares to common stock. There are currently no outstanding shares of preferred stock.

 Common Stock

Common Stock includes 50,000,000 shares authorized at a par value of $0.05. The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

During the fiscal year ended March 31, 2010, we sold a total of 1,550,000 shares of common stock for $20,000 cash to five individuals, most of whom were former directors or officers.  We also issued 3,827,500 shares for services, 5,000,000 shares in exchange for a subscription receivable from our major shareholder and 500,000 for licensing rights with Global Lending Group.  All the shares issued were common stock. In addition, one shareholder elected to cancel 2,000 shares of preferred stock and another elected to convert 2,000 shares of preferred stock to 200,000 shares of common stock at par value.

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

Note 9    Related Party Transactions

The Company had Shareholder loans from Mr. Stirling, President, in the amount of $70,961 and $55,028 as of March 31, 2011 and 2010, respectively. These loans are short-term in nature and are net of a loan payable to him listed below. These loans are not supported by any executed loan documents and any interest charges were considered to be immaterial and were not recorded.

During the year ended March 31, 2010 a note payable to Mr Stirling in the amount of $50,000 was off-set against the amounts loaned to Mr. Stirling. This cancellation of receivables and debt was a non-cash transaction. The remaining change in shareholder loans was due to amounts that were advanced by Mr. Stirling to fund operations or expenses paid on behalf of the Company by Mr. Stirling.

In 2008 Mr. Stirling was offered shares of common stock under a subscription receivable in the amount of $100,000. This loan is listed as a contra-equity account and is being amortized into income over five years. Interest charges on this loan were considered to be immaterial and were not recorded. . Officer compensation in the amount of $20,000 was recorded for the years ended March 31, 2011 and 2010.  The stock was issued during the fiscal year ended March 31, 2010.  The balance of the subscription receivable at March 31, 2011 and 2010 was $20,000 and $40,000 respectively.

During the year ended March 31, 2010, Mr. Stirling received 1,000,000 shares for services in the amount of $7,500.

 Commissions in the amount of $9,801 and $17,550 for the years ended March 31, 2011 and 2010, respectively, paid were paid to Mr. Stirling as the main mortgage broker.

Rent expense paid to Mr. Stirling for the years ended March 31, 2011 and 2010 were $1,200 and $1,200, respectively.

The total amounts paid to Mr. Stirling for the years ended March 31, 2011 and 2010 were $31,001 and $46,250, or 42% and 33% of the total expenses, respectively.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2011 and 2010

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

Note 10     Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $1,200 and $1,200 for the years ended March 31, 2011 and 2010, respectively.

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