Form 10-Q
period 2011-06-30
AMERICAN FIRST FINANCIAL INC
filed 2011-08-18
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).		☐	Yes	☒	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of August 10, 2011was 24,982,205

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American First Financial, Inc.
As of June 30, 2011 (unaudited) and March 31, 2011 (audited) and for the three months ended June 30, 2011 and 2010 (unaudited)

Contents:

American First Financial, Inc.
Balance Sheet

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$602	$994

Total current assets	602	994

Property & equipment, net of accumulated depreciation of $10,256 and $9,839, respectively	1,417	1,834
Intangibles	10,000	10,000

Total Assets	$12,019	$12,828

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$3,331	$7,240
Shareholder loans	74,499	70,961
Total current liabilities	77,830	78,201

Stockholders' Equity

Redeemable Convertible Preferred Stock: $.05 par 5,000,000 shares authorized (Series A & B) 0 and 0 Series B shares issued and outstanding, respectively	-	-
Common Stock, $.05 par value, 50,000,000 shares authorized; 24,982,205 and 24,982,205 shares issued and outstanding, respectively	1,249,110	1,249,110
Additional paid-in capital	(908)	(908)
Subscription receivable	(15,000)	(20,000)
Accumulated Deficit	(1,299,013)	(1,293,575)
Total stockholders' equity	(65,811)	(65,373)

Total Liabilities and Stockholders' Equity	$12,019	$12,828

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	June 30,
	2011	2010

Origination Fees - Global	$-	$1,531
Consulting fees	2,360	-

Total revenue	2,360	1,531

Operating expenses:
Selling	-	150
General and administrative	961	2,436
Professional expenses	-	1,200
Compensation	6,420	800
Depreciation	417	417
Total operating expenses	7,798	5,003

Net income (loss)	$(5,438)	$(3,472)

Earnings (loss) per share, primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	24,982,205	22,557,547

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(5,438)	$(3,472)

Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation	417	417
Compensation, forgiveness of shareholder loan	5,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	(3,909)	1,000
Net Cash (Used) Provided by Operating Activities	(3,930)	(2,055)

Cash Flows from Financing Activities:
Net (repayments) proceeds of stockholder loans	3,538	1,797
Net Cash (Used) Provided by Financing Activities	3,538	1,797

Net increase (decrease) in Cash	(392)	(258)

Cash at beginning of period	994	1,343

Cash at end of period	$602	$1,085

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2011

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

Summary of Significant Accounting Policies

Basis of Presentation
The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s latest Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2011 and March 31, 2011 and the result of operations and cash flows for the three months ended June 30, 2011 and 2010 have been made.

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

AFF receives consulting fees from independent mortgage brokers for helping to package and present non-conforming and sub-prime loans to willing lenders.  Our fees are negotiated in advance with the independent brokers and are recorded when the broker successfully submits a packaged loan to a lender.

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2011

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0 and $0 for the three months ended June 30, 2011 and 2010, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. At June 30, 2011 and March 31, 2011 there were 2,300,000 options outstanding that were considered to be anti-dilutive.

Subsequent Events
These interim financial statements were approved by management and were issued on August 8, 2011. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating losses for the three month periods ended June 30, 2011 and 2010. The Company has accumulated deficit and a working capital deficit at June 30, 2011 (unaudited) and March 31, 2011 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate origination and consulting fees at a rate sufficient to meet obligations and costs.

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2011

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

Note 3	Property and Equipment

Property and equipment, as of June 30, 2011 and March 31, 2011 consist of:

	June 30, 2011	March 31, 2011

Equipment	$11,673	$11,673
Less accumulated depreciation	10,256	9,839
	$1,417	$1,834

Depreciation of property and equipment was $417 and $417 for the three months ended June 30, 2011 and 2010, respectively.

Note 4	Income Taxes

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

As of March 31, 2011, the Company has unused net long-term capital losses of approximately $405,000 and unused Net Operating Loss carry-forwards of approximately $734,000 which begins to expire in 2028.   Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

Note 5	Equity

The company has two classifications of stock:

Preferred Stock

Preferred Stock includes 5,000,000 shares authorized at a par value of $0.05.  Preferred Stock has liquidation and dividend rights over Common Stock, which is not in excess of its par value.

Common Stock

Common Stock includes 50,000,000 shares authorized at a par value of $0.05.  The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors.  Each share of Common Stock is entitled to one vote. There are currently 24,982,205 shares of common stock outstanding. There are no outstanding shares of preferred stock.

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2011

On April 30, 2010, the Company issued 2,100,000 shares of common stock for $10,500 in services.  The per share prices were determined by negotiations between Mr. Stirling and the other party depending on the reason for the sale, the number of shares being purchased and the need for the services.

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

Note 6	Earnings per Share

Due to the net operating loss, all options and conversions are considered anti-dilutive and therefore only basic calculation is provided.  Basic weighted average per share excludes items that would have been included in the fully-diluted weighted average shares.  Shares that would be included would be, if exercised, options held by Officers and Directors (2,300,000 common share equivalents).

Note 7	Related Party Transactions

At June 30, 2011 and March 31, 2011, the Company had a subscription receivable due from and a shareholder loan payable to the major shareholder.  Interest on the net amount due to the shareholder is immaterial and was not recorded.

During the three months ended June 30, 2011 and 2010, officer compensation in the amount of $5,000 and $0, respectively, were paid to Mr. Stirling.

During the three months ended June 30, 2011 and 2010, rent expense in the amount of $300 and $300, respectively, was paid to Mr. Stirling

Total payments to Mr Stirling during the three months ended March 31, 2011 and 2010 were $5,300 and $300, respectively, which was 68% and 6% of the total expenses respectively.

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

Note 8	Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $300 and $300 for the three month periods ended June 30, 2011 and 2010, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company does not believe any possible unasserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at June 30, 2011 were $12,690 and our liabilities were $78,501. We show a net loss through three months of our current fiscal year of $(5,438).

AFF’S operations through December 31, 2010 have primarily been the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders. AFF presents broker loan submissions to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans.  Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then kept all other compensation.

After December 31, 2011, consulting fee revenues have been generated by assisted un-affiliated brokers in packaging and presenting loans to various lenders.  We negotiate with independent retail mortgage brokers to help them package and present non-conforming and sub-prime loans to willing lenders

AFF has specialized in non-conforming and sub-prime loans.  Non-conforming loans are loans that are credit worthy but, don’t meet other Fannie Mae or Freddie Mac requirements such as loan size, property type, or debt ratios below 45%,  Credit score requirements for non-conforming and conforming loans are both above 600. The current maximum loan to value (LTV) for a non-conforming loan is 80%.  It is 95% for conforming loans.  Sub-prime loans are loans to borrowers who would be considered poor credit risks, with credit scores below 600, a recent bankruptcy or loan default experience. Collateral requirements for all of the above mentioned loans are real property. On these types of loans most lenders won’t go above a seventy percent loan to value.

This is an area that AFF is most competitive due to the lender contacts and investors known to Global Lending Group.  Through Global, AFF can offer up to eighty percent loan to value.  Global Lending has allocated at least $1,000,000 a month from its lines of credit for AFF loans if funded by Global. If the loans are funded directly by Global Investors, the funds are unlimited. AFF does not have any foreclosure or debt collecting or responsibilities. Any such efforts would be undertaken by Global. Also AFF has no recourse provisions or responsibilities attached to any loans that they process through Global.

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

Results of Operations

	2011	2010	% change
For the Three Months Ended June 30,
Origination Fees - Global	$-	$1,531	-100%
Consulting fees	2,360	-	N/A

Operating expenses:	7,798	5,003	56%
Net income (loss)	$(5,438)	$(3,472)	57%

Revenues

For the three months ended June 30, 2011 and 2010 revenues were $2,360, and $1,531, respectively.  Revenues in the current quarter were from consulting fees from non-affiliated brokers.  The revenue from the prior period are commissions earned on closing eight (8) non-conforming loans

The continuing trends in the mortgage business are towards lower numbers in all areas including number of loans, size of loans, gross margins and commissions thereby drastically reducing income for the above mentioned periods and for the foreseeable future.  The causes of these declines are a direct result of the following facts. First and foremost, is the decline in available mortgage products due to a great number of major lenders either going out of business or seriously curtailing their lending programs. Second the number and type of available mortgage products has been greatly reduced. Also, the credit requirements for borrowers have been vastly increased allowing less people to obtain loans and the loan sizes are generally smaller.  Finally, the reduction in real estate values nationally. On average, residential real estate values nationally have declined 35%. In Florida the decline approximates 45%. This of course, results in lower loan amounts which in turn results in less income per loan.

Operating Expenses

Operating expenses were incurred in the amount of $7,798 and $5,003 for the three months ended June 30, 2011 and 2010, respectively.  The increase in the three month period ended June 30, 2011, was due to the recognition of $5,000 of officer compensation that was applied towards the subscription receivable and a decrease in the SEC filing fees and professional fees paid in 2010.

Net Loss

For the three month periods ended June 30, 2011, the Company recognized a loss of $(5,438) compared to a loss of $(3,472) for the comparable three month period of 2010.   The increase in loss was due an increase in expenses offset by and smaller increase in revenues.

Liquidity and Capital Resources

The following summary data is presented for the period ended June 30, 2011 (unaudited) and for the year ended March 31, 2010 (audited):

	June 30, 2011	March 31, 2010
	(unaudited)	(audited)

Current assets	$602	$994
Total Assets	12,019	12,828

Total current liabilities	77,830	78,201
Total liabilities	77,830	78,201
Total stockholders' equity	(65,811)	(65,373)

Working Capital	(77,228)	(77,207)
Net Cash (Used) Provided by Operating Activities	(3,930)	(2,055)

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

Cash used in operations increased, primarily due to the payment of accounts payables and accrued expenses.  Our cash requirements are normally minimal.  We have cut our fixed overhead to approximately $800 a month. Our principle shareholder has agreed to assume personal responsibility for the repayment of any company debt and to personally fund any future expenses of the public filings as needed.

We finance our operations primarily through operating activities. Those activities have not always been adequate for the cash requirements of the business.  From time to time it is necessary for the company to increase cash through the sale of stock through private investors or through temporary loans from and by the majority shareholder.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from operations. We cannot assure investors that adequate revenues will be generated. Even without sufficient revenues, due to the current economic conditions, in the next twelve months, we anticipate that proceeds received from securities sales and or, the attainment of proceeds from temporary debt financing will enable AFF to continue with operations.

At June 30, 2011 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the unaudited financial statements, as of June 30, 2011, we have an accumulated deficit of $1,299,013 and negative working capital of $(77,228).  For the three months ended June 30, 2011 we used cash  in operations in the amount of $(3,930).  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  These unaudited financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

                      Not required for smaller reporting company.

Item 3.	Controls and Procedures.

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

With respect to the period ending June 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending June 30, 2011, the Company’s management, including its Chief Executive Officer has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)  Changes in Internal Controls.

The Company has tried to enhance its internal controls over financial reporting, primarily by evaluating and enhancing process and control documentation.  Due to personnel limitations, the Company has hired a number of consultants to help prepare the required filings.  Management discusses with and discloses all matters with the consultants and the Company’s auditors.

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

None required

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

Date: August 19, 2011

American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President