Form 10-Q
period 2011-09-30
AMERICAN FIRST FINANCIAL INC
filed 2011-11-15
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
or

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		X	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).			Yes	X	No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of November 10, 2011was 24,982,205

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American First Financial, Inc.
As of September 30, 2011 (unaudited) and March 31, 2011 (audited) and for the three and six months ended September 30, 2011 and 2010 (unaudited)

Contents:

American First Financial, Inc.
Balance Sheet

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$579	$994

Total current assets	579	994

Property & equipment, net of accumulated
depreciation of $10,673 and $9,839, respectively	1,000	1,834

Intangibles	10,000	10,000

Total Assets	$11,579	$12,828

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$2,351	$7,240
Shareholder loans	77,399	70,961
Total current liabilities	79,750	78,201

Total liabilities	79,750	78,201

Stockholders' Equity
Redeemable Convertible Preferred Stock: $.05 par
5,000,000 shares authorized (Series A & B)
0 and 0 Series B shares issued and
outstanding, respectively	-	-
Common Stock, $.05 par value, 50,000,000 shares
authorized; 24,982,205 and 22,882,205 shares
issued and outstanding, respectively	1,249,110	1,249,110
Additional paid-in capital	(908)	(908)
Subscription receivable	(10,000)	(20,000)
Accumulated Deficit	(1,306,373)	(1,293,575)
Total stockholders' equity	(68,171)	(65,373)

Total Liabilities and Stockholders' Equity	$11,579	$12,828

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Origination Fees - Global	$-	$-	$-	$1,531
Consulting fees	714	-	3,074	-

Total revenue	714	-	3,074	1,531

Operating expenses:
Selling	-	-	-	150
General and administrative	1,037	1,414	1,998	3,850
Professional expenses	-	1,000	-	2,200
Compensation	6,100	800	12,520	1,600
Stock-based compensation	-	10,500	-	10,500
Depreciation	417	417	834	834
Loss on sale of property	-	-	-	-
Total operating expenses	7,554	14,131	15,352	19,134

Net operating loss	(6,840)	(14,131)	(12,278)	(17,603)
Interest expenses	520	-	520	-

Net income (loss)	$(7,360)	$(14,131)	$(12,798)	$(17,603)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	24,982,205	22,882,205	24,982,205	22,557,547

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(12,798)	$(17,603)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	834	834
Stock-based compensation	-	10,500
Compensation, forgiveness of shareholder loan	10,000	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(4,889)	2,000
Net Cash (Used) Provided by Operating Activities	(6,853)	(4,269)

Cash Flows from Financing Activities:
Net (repayments) proceeds of stockholder loans	6,438	3,754
Net Cash (Used) Provided by Financing Activities	6,438	3,754

Net increase (decrease) in Cash	(415)	(515)

Cash at beginning of period	994	1,343

Cash at end of period	$579	$828

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of September 30, 2011

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2011 and March 31, 2011 and the result of operations and cash flows for the three and six months ended September 30, 2011 and 2010 have been made.

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
As of September 30, 2011

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0, $0, $0 and $0 for the three and six months ended September 30, 2011 and 2010, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. At September 30, 2011 and March 31, 2011 there were 2,300,000 options outstanding that were considered to be anti-dilutive.

Subsequent Events
These interim financial statements were approved by management and were issued on November 11, 2011. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating losses for the three month periods ended September 30, 2011 and 2010. The Company has accumulated deficit and a working capital deficit at September 30, 2011 (unaudited) and March 31, 2011 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate origination and consulting fees at a rate sufficient to meet obligations and costs.

American First Financial, Inc.
Notes to the Financial Statements
As of September 30, 2011

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

Note 3                                            Property and Equipment

Property and equipment, as of September 30, 2011 and March 31, 2011 consist of:

	September 30, 2011	March 31, 2011

Equipment	$11,673	$11,673
Less accumulated depreciation	10,673	9,839
	$1,000	$1,834

Depreciation of property and equipment was $417, $417, $834 and $834 for the three and six months ended September 30, 2011 and 2010, respectively.

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
As of September 30, 2011

On April 30, 2010, the Company issued 2,100,000 shares of common stock for $10,500 in services.  The per share prices were determined by negotiations between Mr. Stirling and the other party depending on the reason for the sale, the number of shares being purchased and the need for the services.

In 2006 the Company issued option awards under the employee incentive stock option plan (“EISOP”) to Officers and Directors.   Options granted under the EISOP, in prior years, were issued for past performance and therefore vest immediately at the date the options were granted.  A total 2,300,000 options were issued with a strike price of $.05 expiring in ten years from issue date (expires September 2016).

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

Note 7                                             Related Party Transactions

At September 30, 2011 and March 31, 2011, the Company had a subscription receivable due from and a shareholder loan payable to the major shareholder.

During the six months ended September 30, 2011 and 2010, officer compensation in the amount of $10,000 and $0, respectively, were paid to Mr. Stirling.

During the six months ended September 30, 2011 and 2010, rent expense in the amount of  $600 and $600, respectively, was paid to Mr. Stirling

Total payments to Mr Stirling during the six months ended September 30, 2011 and 2010 were $10,600 and $600, respectively, which was 69% and 3% of the total expenses respectively.

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

Note 8                                            Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $300, $300, $600 and $600 for the three and six months ended September 30, 2011 and 2010, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company does not believe any un-asserted claims that may exist would have a materially adverse effect on the Company’s financial position or results of operations

Item 2.                                            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at September 30, 2011 were $11,579 and our liabilities were $79,750. We show a net loss through six months of our current fiscal year of $(12,798).

AFF’S operations through December 31, 2010 had primarily been the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders. AFF presents broker loan submissions to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans.  Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then kept all other compensation.

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

Results of Operations

Three months ended September 30, 2011 and 2010

Revenues

For the three months ended September 30, 2011 and 2010 revenues were $714, and $0, respectively.  Revenues in the current quarter were from consulting fees from non-affiliated brokers.  The Company does not currently advertise their services while they are looking for brokers to acquire.  They consult with a limited number of brokers who here of them by word of mouth.

Operating Expenses

Operating expenses were incurred in the amount of $7,554 and $14,131 for the three months ended September 30, 2011 and 2010, respectively.  The decrease in the three month period ended September 30, 2011, was due to not repeating the issuance of $10,500 of stock-based compensation in the current quarter offset by recognizing $5,000 in officer compensation.  .

Net Loss

For the three month periods ended September 30, 2011, the Company recognized a loss of $(7,360) compared to a loss of $(14,131) for the comparable three month period of 2010.   The decrease in loss was due mainly to a decrease in stock-based compensation and professional fees.

Six months ended September 30, 2011 and 2010

Revenues

For the six months ended September 30, 2011 and 2010 revenues were $3,074, and $1,531, respectively.  Revenues in the current quarter were from consulting fees from non-affiliated brokers.  Revenues in the six months ended September 30, 2010 were from commissions on placing loans.  The Company does not currently advertise their services while they are looking for brokers to acquire.  They consult with a limited number of brokers who here of them by word of mouth.

Operating Expenses

Operating expenses were incurred in the amount of $15,352 and $19,134 for the six months ended September 30, 2011 and 2010, respectively.  The decrease in the six month period ended September 30, 2011, was mainly due to a decrease in professional expenses.  The issuance of $10,500 of stock-based compensation in the prior year was offset by recognizing $10,000 in compensation in the current year..

Net Loss

For the six month periods ended September 30, 2011, the Company recognized a loss of $(12,798) compared to a loss of $(17,603) for the comparable six month period of 2010.   The decrease in loss was mainly due to a decrease in general and professional fees.

Liquidity and Capital Resources

The following summary data is presented for the period ended September 30, 2011 (unaudited) and for the year ended March 31, 2011 (audited):

	September 30, 2011	March 31, 2010
	(unaudited)	(audited)

Current assets	$579	$994
Total Assets	11,579	12,828

Total current liabilities	79,750	78,201
Total liabilities	79,750	78,201
Total stockholders' equity	(68,171)	(65,373)

Working Capital	(79,171)	(77,207)
Net Cash Used by Operating Activities	(6,853)	(2,055)

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

At September 30, 2011 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the unaudited financial statements, as of September 30, 2011, we have an accumulated deficit of $(1,306,373) and negative working capital of $(79,171).  For the six months ended September 30, 2011 we used cash in operations in the amount of $(6,853).  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  These unaudited financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

With respect to the period ending September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending September 30, 2011, the Company’s management, including its Chief Executive Officer has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Date: November 14, 2011
American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President