Form 10-Q/A
period 2011-09-30
AMERICAN FIRST FINANCIAL INC
filed 2011-11-16
CIK 1156884

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	Yes	☒	No

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
t
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
J.R. Stirling, President