Form 10-Q
period 2011-12-31
AMERICAN FIRST FINANCIAL INC
filed 2012-02-10
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2011
or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		X
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		X	Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of February 7, 2012 was 24,982,205

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American First Financial, Inc.
As of December 31, 2011 (unaudited) and March 31, 2011 (audited) and for the three and nine months ended December 31, 2011 and 2010 (unaudited)

Contents:

American First Financial, Inc.
Balance Sheet

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$579	$994

Total current assets	579	994

Property & equipment, net of accumulated
depreciation of $11,090 and $9,839, respectively	583	1,834

Intangibles	10,000	10,000

Total Assets	$11,162	$12,828

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$2,355	$7,240
Shareholder loans	79,368	70,961
Total current liabilities	81,723	78,201

Total liabilities	81,723	78,201

Stockholders' Equity
Redeemable Convertible Preferred Stock: $.05 par
5,000,000 shares authorized (Series A & B)
0 and 0 Series B shares issued and
outstanding, respectively	-	-
Common Stock, $.05 par value, 50,000,000 shares
authorized; 24,982,205 and 22,882,205 shares
issued and outstanding, respectively	1,249,110	1,249,110
Additional paid-in capital	(908)	(908)
Subscription receivable	(5,000)	(20,000)
Accumulated Deficit	(1,313,763)	(1,293,575)
Total stockholders' equity	(70,561)	(65,373)

Total Liabilities and Stockholders' Equity	$11,162	$12,828

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Origination Fees - Global	$-	$545	$-	$2,076
Consulting fees	928	-	4,002	-

Total revenue	928	545	4,002	2,076

Operating expenses:
Selling	-	-	-	150
General and administrative	916	2,374	2,914	6,224
Professional expenses	1,700	750	1,700	2,950
Compensation	5,000	800	17,520	2,400
Stock-based compensation	-	-	-	-
Depreciation	417	417	1,251	1,251
Loss on sale of property	-	-	-	-
Total operating expenses	8,033	4,341	23,385	12,975

Net operating loss	(7,105)	(3,796)	(19,383)	(10,899)
Interest expenses	285	-	805	-

Net income (loss)	$(7,390)	$(3,796)	$(20,188)	$(10,899)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	24,982,205	22,882,205	24,982,205	22,882,205

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(20,188)	$(10,899)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,251	1,251
Stock-based compensation	-	-
Compensation, forgiveness of shareholder loan	15,000	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	(4,885)	2,750
Net Cash (Used) Provided by Operating Activities	(8,822)	(6,898)

Cash Flows from Financing Activities:
Net (repayments) proceeds of stockholder loans	8,407	5,845
Net Cash (Used) Provided by Financing Activities	8,407	5,845

Net increase (decrease) in Cash	(415)	(1,053)

Cash at beginning of period	994	1,343

Cash at end of period	$579	$290

Supplemental cash flow information:
Interest paid	$285	$-
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2011

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at December 31, 2011 and March 31, 2011 and the result of operations and cash flows for the three and Nine months ended December 31, 2011 and 2010 have been made.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of Nine months or less to be cash equivalents.

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
As of December 31, 2011

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0, $0, $0 and $0 for the three and Nine months ended December 31, 2011 and 2010, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. At December 31, 2011 and March 31, 2011 there were 2,300,000 options outstanding that were considered to be anti-dilutive.

Subsequent Events
These interim financial statements were approved by management and were issued on February 7, 2012. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating losses for the three month periods ended December 31, 2011 and 2010. The Company has accumulated deficit and a working capital deficit at December 31, 2011 (unaudited) and March 31, 2011 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate origination and consulting fees at a rate sufficient to meet obligations and costs.

American First Financial, Inc.
Notes to the Financial Statements
As of December 31, 2011

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

Note 3             Property and Equipment

Property and equipment, as of December 31, 2011 and March 31, 2011 consist of:

	December 31, 2011	March 31, 2011

Equipment	$11,673	$11,673
Less accumulated depreciation	11,090	9,839
	$583	$1,834

Depreciation of property and equipment was $417, $417, $1,251 and $1,251 for the three and Nine months ended December 31, 2011 and 2010, respectively.

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
As of December 31, 2011

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

Note 7             Related Party Transactions

At December 31, 2011 and March 31, 2011, the Company had a subscription receivable due from and a shareholder loan payable to the major shareholder.

During the Nine months ended December 31, 2011 and 2010, officer compensation in the amount of $15,000 and $0, respectively, were paid to Mr. Stirling.

During the Nine months ended December 31, 2011 and 2010, rent expense in the amount of  $900 and $900, respectively, was paid to Mr. Stirling

Total payments to Mr Stirling during the Nine months ended December 31, 2011 and 2010 were $15,900 and $900, respectively, which was 68% and 7% of the total expenses respectively.

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

Note 8             Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $300, $300, $900 and $900 for the three and Nine months ended December 31, 2011 and 2010, respectively.

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at December 31, 2011 were $11,162 and our liabilities were $81,723. We show a net loss through Nine months of our current fiscal year of $(20,188).

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

Results of Operations

Three months ended December 31, 2011 and 2010

Revenues

For the three months ended December 31, 2011 and 2010 revenues were $928, and $545, respectively.  Revenues in the current quarter were from consulting fees from non-affiliated brokers.  The Company does not currently advertise their services while they are looking for brokers to acquire.  They consult with a limited number of brokers who here of them by word of mouth.

Operating Expenses

Operating expenses were incurred in the amount of $8,033 and $4,341 for the three months ended December 31, 2011 and 2010, respectively.  The increase in the three month period ended December 31, 2011, was due to the issuance of $5,000 of stock-based compensation in the current quarter.

Net Loss

For the three month periods ended December 31, 2011, the Company recognized a loss of $(7,390) compared to a loss of $(3,796) for the comparable three month period of 2010.   The increase in loss was due mainly to the increase in stock-based compensation and professional fees.

Nine months ended December 31, 2011 and 2010

Revenues

For the Nine months ended December 31, 2011 and 2010 revenues were $4,002, and $2,076, respectively.  Revenues in the current quarter were from consulting fees from non-affiliated brokers.  Revenues in the Nine months ended December 31, 2010 were from commissions on placing loans.  The Company does not currently advertise their services while they are looking for brokers to acquire.  They consult with a limited number of brokers who here of them by word of mouth.

Operating Expenses

Operating expenses were incurred in the amount of $23,385 and $12,975 for the Nine months ended December 31, 2011 and 2010, respectively.  The increase in the Nine month period ended December 31, 2011, was mainly due to a increase in the stock-based compensation.

Net Loss

For the Nine month periods ended December 31, 2011, the Company recognized a loss of $(20,188) compared to a loss of $(17,603) for the comparable Nine month period of 2010.   The increase in loss was mainly due to an increase in the stock based compensation.

Liquidity and Capital Resources

The following summary data is presented for the period ended December 31, 2011 (unaudited) and for the year ended March 31, 2011 (audited):

	December 31, 2011	March 31, 2010
	(unaudited)	(audited)

Current assets	$579	$994
Total Assets	11,162	12,828

Total current liabilities	81,723	78,201
Total liabilities	81,723	78,201
Total stockholders' equity	(70,561)	(65,373)

Working Capital	(81,144)	(77,207)
Net Cash Used by Operating Activities	(8,822)	(2,055)

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

At December 31, 2011 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the unaudited financial statements, as of December 31, 2011, we have an accumulated deficit of $(1,313,763) and negative working capital of $(81,144).  For the Nine months ended December 31, 2011 we used cash in operations in the amount of $(8,822).  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  These unaudited financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

With respect to the period ending December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending December 31, 2011, the Company’s management, including its Chief Executive Officer has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Date: February 10, 2012
American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President