Form 10-K
period 2012-03-31
AMERICAN FIRST FINANCIAL INC
filed 2012-07-17
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐   No☒

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
 Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K☒.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock, $.05 par value, as of June 30, 2012 and 2011 was 24,982,205 and 22,882,205 shares.

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

Item 1.                                           Business

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001.  As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. As of March 31, 2012, our current assets are $579 and our current liabilities are $86,663. We show a net loss for our current fiscal year of $(30,337).

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

As of July 1, 2011 AFF now only deals with sub-prime loans because they have found they can be most competitive with that type of loan. AFF now takes a loan submission from an independent mortgage broker and reviews it only to validate that it is a loan that Global would consider and if it meets those guidelines then, it is sent on to Global for underwriting and funding. From that point on, Global deals directly with the originating broker and once the loan is funded, Global pays AFF a pre-determined referral fee. Global is a licensed mortgage lender with national approvals to originate and sell loans including direct approvals from FHA and VA and agreements to sell loans to major Fannie Mae and Freddie Mac lenders. Global is licensed in the states of Florida and Tennessee. In addition, the states of Alabama, Alaska, Colorado, Indiana, Montana, Nevada, Ohio, Oregon, South Carolina and Wyoming have no licensing requirements for a lender and Global is exempt from licensing in a number of other states due to their direct lender approvals with FHA and VA.

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

Employees

As of March 31, 2012, AFF had a staff of two people, including one in sales, marketing and administration, (Mr. Stirling) and one in processing, submissions and closings. Both employees work on a commission only basis. Currently Mr. Stirling is the only full time employee.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at March 31, 2012.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of fees. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. See “Notes to our Financial Statements.”

We have incurred net losses and our revenues are declining; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further.  We have generated net losses in recent years. We have an accumulated retained deficit of $(1,323,912) and a shareholders’ equity of $(75,710) as of March 31, 2012. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline further.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of March 31, 2012, we have outstanding 24,982,205 shares of common stock, including an estimated 9.3 million outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 3.                                             Legal Proceedings

From time to time the Company may be a party to litigation matters involving claims against the Company. During 2009, the Company was named as a defendant in a lawsuit for unsolicited advertisement. This lawsuit was settled for $500 during 2011.

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

Quarter Ended	High	Low
March 31, 2012	.045	.045
December 31, 2011	.045	.045
September 30, 2011	.045	.045
June 30, 2011	.045	.045
March 31, 2011	.045	.045
December 31, 2010	.045	.045
September 30, 2010	.045	.045
June 30, 2010	.045	.045
March 31, 2010	.045	.045

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

Results of Operations

The year ended March 31, 2012 and 2011

The following summary data is presented for the year ended March 31, 2012 and 2011:

For the Years Ended March 31,	2012	2012	% change
Revenues: Origination fees and points	$-	$2,076	N/A
Revenues: Consulting fees	$4,002	$1,090	267%
Commissions and other direct costs	-		N/A
Gross Margin	4,002	3,166	26%
Operating expenses:	34,339	49,656	-31%
Net income (loss)	$(30,337)	$(46,490)	35%

Revenues

For the years ended March 31, 2012 and 2011, revenues were $4,002 and $3,166, respectively.  Revenues in the current year decreased due to the continuing economic climate and continuing tight credit markets.  The Company also did not pursue loans or consulting work while waiting for the company’s registration to become effective.  During the fiscal year ended March 31, 2012, the Company placed 11 non-conforming loans with various lenders including Global.  Gross margin decreased in the current year, based on the decrease in volume.  Gross margin, as a percentage of sales, increased primarily due to reductions in earned commissions.

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

Operating Expenses

For the years ended March 31, 2012 and 2011 operating expenses were incurred in the amount of $34,339 and $49,656, respectively. The overall change was due to a decrease in the  stock based compensation of $10,500 and various minor changes in most other expense lines.  Operating expenses for the consulting services are not expected to increase over the current trend.

Net Loss

For the years ended March 31, 2012 and 2011 the Company incurred  net operating losses of $30,337 and $46,490, respectively. The change in the year earnings is primarily related to the decrease in expenses.
.
Liquidity and Capital Resources.

The following summary data is presented for the years ended March 31, 2012 and 2011:

	2012	2011	% change
Current assets	$579	$994	-42%
Total Assets	10,954	12,828	-15%

Total current liabilities	86,663	78,201	11%
Total liabilities	86,663	78,201	11%
Total stockholders' equity	(75,710)	(65,373)	-16%

Working Capital	(86,084)	(77,207)	-11%
Net Cash (Used) Provided by Operating Activities	$(12,262)	$(16,282)	25%

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

In an effort to sustain our liquidity, during the year ended March 31, 2011, we liquidated our investment of property located in South Carolina.   Due to market conditions, we liquidated this property at below cost, however, management considered the liquidation to be necessary for the purposes of cash flow.  The sale resulted in approximately $32,000 of operating cash after closing expenses. A portion of the proceeds paid older invoices associated with costs of professional and legal fees related to the public filings.

At March 31, 2012 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the audited financial statements, as of March 31, 2012, we have an accumulated deficit of $(1,323,912) and negative working capital of $(86,084).  For the year ended March 31, 2012 we recorded negative cash used in operations in the amount of $(12,262).  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to increase revenues through acquisitions or advertising and or attain funding through additional share sales or debt.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of American First Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

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

.

Director Compensation

Name	Year ended March 31, 2012	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

J. R. Stirling,	0	0	0	0	0	0	0	0

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

Item 11.                                           Executive Compensation.

As sole director, sole officer and beneficial owner of over 50 percent of the outstanding stock, Mr. Stirling has absolute discretion to award himself compensation as there are not any written compensation polices.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer.

Name	Title	Year	Commission	Bonus	Stock awards	Option * awards	Non equity Incentive plan compen- sation	Non qualified deferred compensation	All other Compensation	Total

J. R. Stirling	President	2012	$0	0			0	0	*21,200	$21,200
		2011	$9,801	0			0	0	*21,200	$30,001

*Includes$20,000 annual compensation applied to subscription receivable and $1,200 in rents

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of March 31, 2012.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth the number of shares of our $0.05 par value common stock beneficially owned by (i) each person who, as of March 31, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 24,982,205 common shares were issued and outstanding as of March 31, 2012.

Name and Address Beneficial Owner	No. of Shares Owned	Percentage of Ownership

Mr. J. R. Stirling	12,600,981	50.4%

William Blacksheer	2,000,000	8.0%

All Officers and Directors as a Group (one person)		58.4%

Item 13.                                           Certain Relationships, Related Transactions and Director Independence

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2011, our registration statement was not effective and none of our officers, directors or 10% or greater stockholders filed any forms to the best of our knowledge.

Board Members Who Are Deemed Independent

None

Item 14.                                           Principal Accountant Fees and Services

The financial statements of American First Financial, Inc. as of, and for the years ended, March 31, 2012 and 2011, appearing in this Form 10-K, were audited by Drake & Klein CPAs,. an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Audit Fees

The aggregate fees billed for professional services rendered by Drake & Klein CPAs, for the 2011 audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2012 and 2011 were $6,000 and $6,000, respectively.

Audit-Related Fees

There were no other fees billed by Drake & Klein CPAs, during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by Drake & Klein CPAs,. during 2012 or 2011.

All Other Fees

There were no other fees billed by Drake & Klein CPAs, during the last two fiscal years for products and services provided by Drake & Klein CPAs,

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

AMERICAN FIRST FINANCIAL, INC.
Dated:	July 16, 2012

		By:	/s/ J. R. Stirling
J. R. Stirling,
Chief Executive and Chief Financial Officer

Financial Statements For The Years Ended March 31, 2012 and 2011

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors
American First Financial, Inc.
Clearwater, Florida

We have audited the accompanying balance sheet of American First Financial, Inc. as of March 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Drake &Klein CPAse

Drake & Klein CPAs
Clearwater, Florida
July 16, 2012

PO Box 2493	2451 McMullen Booth Rd.
Dunedin, FL 34697-2493	Suite 210
727-512-2743	Clearwater, FL 33759-1362

American First Financial, Inc.
Balance Sheet

	March 31	March 31,
	2012	2011
Assets
Current assets
Cash	$579	$994
Total current assets	579	994
Property & equipment, net of accumulated depreciation of $11,298 and $9,839, respectively	375	1,834
Loans to shareholders	-	-
Investment in property	-	-
Intangibles	10,000	10,000
Total Assets	$10,954	$12,828

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$3,855	$7,240
Shareholder loans	82,808	70,961
Notes payable, current	-	-
Demand notes payable	-	-
Total current liabilities	86,663	78,201
Notes payable	-	-
Total liabilities	86,663	78,201

Stockholders' Equity
Redeemable Convertible Preferred Stock: $5 par 5,000,000 shares authorized (Series A & B) 0 and 0 Series B shares issued and outstanding, respectively	-	-
Common Stock, $.05 par value, 50,000,000 shares 24,982,205 and 22,882,205 shares issued and outstanding, respectively	1,249,110	1,249,110
Additional paid-in capital	(908)	(908)
Subscription receivable	-	(20,000)
Accumulated Deficit	(1,323,912)	(1,293,575)
Total stockholders' equity	(75,710)	(65,373)
Total Liabilities and Stockholders' Equity	$10,954	$12,828

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Year Ended
	March,31
	2012	2011

Origination Fees - Global	$-	$2,076
Consulting fees	4,002	1,090
Total revenue	4,002	3,166
Commissions and closing costs	-	-
Gross Margin	4,002	3,166

Operating expenses:
Selling	-	150
General and administrative	4,507	9,513
Professional expenses	4,762	3,950
Compensation	22,520	23,875
Stock-based compensation	-	10,500
Depreciation	1,460	1,668
Interest expenses	1,090	-
Loss on sale of property	-	-
Total operating expenses	34,339	49,656
Net income (loss)	$(30,337)	$(46,490)

Earnings (loss) per share, primary and dilutive	$(0.00)	$(0.00)
Weighted average shares outstanding primary and dilutive	24,982,205	24,815,356

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Stockholders' Equity

			Additional			Stock
			Paid in	Subscription	Accumulated	Holders'
	shares	$.05 par	Capital	Receivable	Deficit	Equity

Balance March 31, 2011	21,882,205	$1,144,110	$93,592	$(40,000)	$(1,247,085)	$(49,383)

Sale of stock	2,100,000	105,000	(94,500)			10,500

Officer comp - forgiveness of debt				20,000		20,000

Net loss					(46,490)	(46,490)

Balance March 31, 2012	24,982,205	$1,249,110	$(908)	$(20,000)	$(1,293,575)	$(65,373)

Stock issued for services						-

Officer comp - forgiveness of debt				20,000		20,000

Net loss					(30,337)	(30,337)

Balance March 31, 2012	24,982,205	$1,249,110	$(908)	$-	$(1,323,912)	$(75,710)

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows

	For the Year Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(30,337)	$(46,490)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	1,460	1,668
Loss on sale of property	-	-
Compensation, forgiveness of shareholder loan	20,000	20,000
Stock-based and non-cash compensation	-	10,500
Changes in assets and liabilities:
Accounts payable and accrued expenses	(3,385)	(1,960)
Net Cash (Used) Provided by Operating Activities	(12,262)	(16,282)

Cash Flows from Investing Activities:
Proceeds from sale of property	-	-
Net Cash (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-
Net (loans to) repayment of stockholder loans	11,847	15,933
Net Cash (Used) Provided by Financing Activities	11,847	15,933

Net decrease in Cash	(415)	(349)

Cash at beginning of period	994	1,343

Cash at end of period	$579	$994

Supplemental cash flow information:
Interest paid	$1,090	$-
Taxes paid	$-	$-

Non-cash transactions:
For the years ended March 31, 2012 and 2011, $20,000 and $20,000, respectively of compensation was non-cash payment reductions of shareholder loans.

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2012 and 2011

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

Subsequent to December 31, 2011, the Company chose to stop brokering loans for un-affiliated agencies.  This service will be reserved for agencies interested in joining AFF through acquisition or investment.  The Company is offering consulting services to un-affiliated mortgage brokers to help those agencies package and place loans.  Some exceptions to the brokering policy may occur.

We have operated in several states but primarily present loans from the Florida market.  We have one office in Largo Florida.

Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2012 and 2011, the result of operations and cash flows for the years then ended have been made.

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

Property and equipment

Property and Equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2012 and 2011.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expenses were $0 and $150 for the years ended March 31, 2012 and 2011, respectively. Advertising expenses are included in the Company’s selling operating expenses.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. As of March 31, 2012 and 2011, there were 2,300,000 options outstanding that were considered anti-dilutive.

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

As shown in the accompanying financial statements, AFF  incurred operating loss for the years ended March 31, 2012 and 2011. Although the Company does not have a history of losses and maintains a positive net worth, there remains an accumulated deficit and a working capital deficit at March 31, 2012.  AFF  has limited financial resources with which to satisfy any future cash requirements and until such time as AFF  is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF ’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF 's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF  will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF  or its shareholders. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3                                            Property and Equipment

Property and equipment, as of March 31, consist of:

	2012	2011
Equipment	$11,673	$11,673
Less accumulated depreciation	11,298	9,839
	$375	$1,834

Depreciation of property and equipment was $1,668 and $1,668 for the years ended March 31, 2012 and 2011, respectively.

Note 4                                            Real Estate Owned

In 2005, the Company acquired a single family residence located in South Carolina upon a borrower’s default on a note AFF had sold to an affiliate with recourse.  AFF took back the note and the property when the borrower defaulted.  The property was recorded at the property’s net realizable fair value, which considered the property market value less expected costs to sell, at the time it was acquired.  The asset had a carrying value of $60,000 and was sold in July 2011 for net proceeds, after commission and closing costs, of $32,037 resulting in recognizing a loss of $27,963.  The net proceeds were received in cash.

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

A summary of the activity of the Company’s options for the years ended March 31, 2012 and 2011 is as follows:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term

Options, March 31, 2010	2,300,000	2,300,000	$	$
Granted	––	––
Exercised	––	––
Forfeited	––	––
Options, March 31, 2011	2,300,000	2,300,000
Granted	––	––
Exercised	––	––
Forfeited	––	––
Options, March 31, 2012	2,300,000	2,300,000	0.00	.05	4.25 years

The following table summarizes information regarding options outstanding at March 31, 2012:

Weighted Average:
Dividend yield	0.0%
Risk-free interest rate	1.39%
Expected life in years	3.0
Expected price volatility	10.0%

All options were fully vested as of March 31, 2012 and 2011.   No additional expense has been recorded regarding these options and no additional options have been issued. There were no options exercised during the years ended March 31, 2012 and 2011.

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

The income tax benefits and deferred tax assets as of March 31, 2012 and 2011 are as follows:

	2012	2011
Income tax provision (benefit) at statutory rate	$(5,400)	$(11,900)
State income tax expense (benefit), net of federal benefit	(500)	(1,200)
Subtotal	(5,900))	(13,100)
Change in allowance	5,900	13,100
Deferred Tax Asset	$––	$––

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$(175,500)	$(169,500)
Stock-based Compensation	(45,000)	(41,100)
Non-cash officer compensation	(16,400)	(8,900)
	(236,900)	(219,500)
Less reserve for allowance	236,900	219,500
Deferred Tax Asset	$––	$––

As of March 31, 2012, Management has determined that the Company has net long-term capital losses of approximately $405,000 and unused net operating loss carryforwards of approximately $230,000 which begins to expire in 2028.  Differences in financial statement accumulated deficit and taxable losses resulting in net operating losses are due to permanent non-deductible stock transactions.

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

During the year ended March 31, 2008 two shareholders elected to convert 4,000 shares of the outstanding Series B Preferred Stock to common shares. During the year ended March 31, 2011  one shareholder elected to cancel 2,000 outstanding Preferred Shares.  These were retired and treated as additional contribution to capital.  The remaining preferred stock shareholder elected to convert 2,000 shares to common stock. There are currently no outstanding shares of preferred stock.

 Common Stock

Common Stock includes 50,000,000 shares authorized at a par value of $0.05. The holders of Common Stock and the equivalent Preferred Stock, voting together, shall appoint the members of the Board of the Directors. Each share of Common Stock is entitled to one vote.

During the fiscal year ended March 31, 2011, we sold a total of 1,550,000 shares of common stock for $20,000 cash to five individuals, most of whom were former directors or officers.  We also issued 3,827,500 shares for services, 5,000,000 shares in exchange for a subscription receivable from our major shareholder and 500,000 for licensing rights with Global Lending Group.  All the shares issued were common stock. In addition, one shareholder elected to cancel 2,000 shares of preferred stock and another elected to convert 2,000 shares of preferred stock to 200,000 shares of common stock at par value.

During the fiscal ended March 31, 2011, we sold 1,800,000 shares for $22,500.  The per share prices were determined by negotiations between Mr. Stirling and the other party depending on the reason for the sale, the number of shares being purchased and the need for the funds.

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

Note 9                                            Related Party Transactions

The Company had Shareholder loans from Mr. Stirling, President, in the amount of $82,808 and $70,961 as of March 31, 2012 and 2011, respectively. These loans are short-term in nature and are net of a loan payable to him listed below. These loans are not supported by any executed loan documents and any interest charges were considered to be immaterial and were not recorded.

During the year ended March 31, 2011 a note payable to Mr Stirling in the amount of $50,000 was off-set against the amounts loaned to Mr. Stirling. This cancellation of receivables and debt was a non-cash transaction. The remaining change in shareholder loans was due to amounts that were advanced by Mr. Stirling to fund operations or expenses paid on behalf of the Company by Mr. Stirling.

In 2008 Mr. Stirling was offered shares of common stock under a subscription receivable in the amount of $100,000. This loan is listed as a contra-equity account and is being amortized into income over five years. Interest charges on this loan were considered to be immaterial and were not recorded. . Officer compensation in the amount of $20,000 was recorded for the years ended March 31, 2012 and 2011.  The stock was issued during the fiscal year ended March 31, 2011.  The balance of the subscription receivable at March 31, 2012 and 2011 was $0 and $20,000 respectively.

During the year ended March 31, 2011, Mr. Stirling received 1,000,000 shares for services in the amount of $7,500.

 Commissions in the amount of $0 and $0 for the years ended March 31, 2012 and 2011, respectively, paid were paid to Mr. Stirling as the main mortgage broker.

Rent expense paid to Mr. Stirling for the years ended March 31, 2012 and 2011 were $1,200 and $1,200, respectively.

The total amounts paid to Mr. Stirling for the years ended March 31, 2012 and 2011 were $21,200 and $21,200, or 64% and 36% of the total expenses, respectively.

Global Lending Group Inc was considered a related party through minor stock ownership and a heavy concentration of revenue. AFF utilizes the licenses of Global Lending Group for loan origination and funding through a “Net Branch Agreement” dated from 2002. At funding the loans become the property of Global Lending Group.  At the time of granting of the stock Global had approximately 4% ownership. Currently, their ownership approximates 2%.  All of the origination fee revenue recorded during the periods shown were received from Global Lending Group, Inc.  The consulting fees were from unrelated entities.

Note 10                                            Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $1,200 and $1,200 for the years ended March 31, 2012 and 2011, respectively.

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