Form 10-Q
period 2012-06-30
AMERICAN FIRST FINANCIAL INC
filed 2012-08-20
CIK 1156884

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2012
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of August 20, 2012 was 24,982,205

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American First Financial, Inc.
As of June 30, 2012 (unaudited) and March 31, 2012 (audited) and for the three and nine months ended June 30, 2012 and 2011 (unaudited)

Contents:

American First Financial, Inc.
Balance Sheet

	June 30,	March 31,
	2012	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$479	$579

Total current assets	479	994

Property & equipment, net of accumulated
depreciation of $11,673 and $11,298, respectively	-	375

Intangibles	10,000	10,000

Total Assets	$10,479	$10,954

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$8,140	$3,855
Shareholder loans	83,108	82,808
Total current liabilities	91,248	86,663

Total liabilities	91,248	86,663

Stockholders' Equity
Redeemable Convertible Preferred Stock: $.05 par 5,000,000 shares authorized (Series A & B) 0 and 0 Series B shares issued and outstanding, respectively	-	-
Common Stock, $.05 par value, 50,000,000 shares authorized; 24,982,205 and 24,982,205 shares issued and outstanding, respectively	1,249,110	1,249,110
Additional paid-in capital	(908)	(908)
Subscription receivable	-	-
Accumulated Deficit	(1,328,971)	(1,323,911)
Total stockholders' equity	(80,769)	(75,709)

Total Liabilities and Stockholders' Equity	$10,479	$10,954

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	June 30,
	2012	2011

Origination Fees - Global	$-	$-
Consulting fees	-	2,360

Total revenue	-	2,360

Operating expenses:
General and administrative	400	961
Professional expenses	4,000	-
Compensation	-	6,420
Depreciation	375	417
Total operating expenses	4,775	7,798

Net Operating Loss	(4,775)	(5,438)
Interest expenses	285	-
Net income (loss)	$(5,060)	$(5,438)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	24,982,205	24,982,205

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(5,060)	$(5,438)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation	375	417
Compensation, forgiveness of shareholder loan	-	5,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	4,285	(3,909)
Net Cash (Used) Provided by Operating Activities	(400)	(3,930)

Cash Flows from Financing Activities:
Net (repayments) proceeds of stockholder loans	300	3,538
Net Cash (Used) Provided by Financing Activities	300	3,538

Net increase (decrease) in Cash	(100)	(392)

3Cash at beginning of period	579	994

Cash at end of period	$479	$602

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2012

Note 1                                            Organization, Business Operations and Summary of Significant Accounting Policies

Organization and Business Operations
American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. AFF is a specialty mortgage origination firm that deals in wholesale lending.  Wholesale lending is the taking of retail mortgage loan originations from mortgage brokers and getting them closed and funded for them, as opposed to dealing directly with the retail customer.  AFF’S operations have primarily been the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders.   AFF acted only as a broker agent.  As a broker agent, AFF does not assume any risk on its loans and receives a small fee based on the loan volume for each loan it places.  The lenders that accept the loans have no recourse against AFF.  As of January 1, 2012, we have added mortgage consulting to our business plan and receive fees from independent mortgage brokers to help them package and present non-conforming and sub-prime mortgage loans to willing lenders.  We have presented loans from several states but primarily present loans only from the Florida market.  We have one office in Largo Florida.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2012 and March 31, 2012 and the result of operations and cash flows for the three months ended June 30, 2012 and 2011 have been made.

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
As of June 30, 2012

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0 and $0 for the three months ended June 30, 2012 and 2011, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. At June 30, 2012 and March 31, 2012 there were 2,300,000 options outstanding that were considered to be anti-dilutive.

Subsequent Events
These interim financial statements were approved by management and were issued on August 20, 2012. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating losses for the three month periods ended June 30, 2012 and 2011. The Company has accumulated deficit and a working capital deficit at June 30, 2012 (unaudited) and March 31, 2012 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate origination and consulting fees at a rate sufficient to meet obligations and costs.

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2012

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

Note 3                                            Property and Equipment

Property and equipment, as of June 30, 2012 and March 31, 2012 consist of:

	June 30, 2012	March 31, 2012

Equipment	$11,673	$11,673
Less accumulated depreciation	11,673	11,299
	$0	$375

Depreciation of property and equipment was $375 and $417 for the three months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, the Company has unused net long-term capital losses of approximately $405,000 and unused Net Operating Loss carry-forwards of approximately $692,000 which begins to expire in 2028.   Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

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

American First Financial, Inc.
Notes to the Financial Statements
As of June 30, 2012

On April 30, 2011, the Company issued 2,100,000 shares of common stock for $10,500 in services.  The per share prices were determined by negotiations between Mr. Stirling and the other party depending on the reason for the sale, the number of shares being purchased and the need for the services.

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

Note 7                                             Related Party Transactions

During the three months ended June 30, 2012 and 2011, officer compensation in the amount of $0 and $5,000, respectively, were paid to Mr. Stirling.

During the three months ended June 30, 2012 and 2011, rent expense in the amount of  $300 and $300, respectively, was paid to Mr. Stirling

Total payments to Mr Stirling during the three months ended June 30, 2012 and 2011 were $300 and $5,300, respectively, which was 6% and 68% of the total expenses respectively.

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

Note 8                                            Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $300 and $300 for the three months ended June 30, 2012 and 2011, respectively.

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at June 30, 2012 were $10,479 and our liabilities were $91,248. We show a net loss through three months of our current fiscal year of $(5,060).

AFF’S operations through June 30, 2011 had primarily been the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders. AFF presents broker loan submissions to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans.  Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then kept all other compensation.

After June 30, 2011, consulting fee revenues have been generated by assisted un-affiliated brokers in packaging and presenting loans to various lenders.  We negotiate with independent retail mortgage brokers to help them package and present non-conforming and sub-prime loans to willing lenders

AFF has specialized in non-conforming and sub-prime loans.  Non-conforming loans are loans that are credit worthy but, don’t meet other Fannie Mae or Freddie Mac requirements such as loan size, property type, or debt ratios below 45%,  Credit score requirements for non-conforming and conforming loans are both above 600. The current maximum loan to value (LTV) for a non-conforming loan is 80%.  It is 95% for conforming loans.  Sub-prime loans are loans to borrowers who would be considered poor credit risks, with credit scores below 600, a recent bankruptcy or loan default experience. Collateral requirements for all of the above mentioned loans are real property. On these types of loans most lenders won’t go above a seventy percent loan to value.

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

Results of Operations

Three months ended June 30, 2012 and 2011

Revenues

For the three months ended June 30, 2012 and 2011 revenues were $0, and $2,360 respectively.  The Company does not currently advertise their services while they are looking for brokers to acquire.  They consult with a limited number of brokers who here of them by word of mouth.

Operating Expenses

Operating expenses were incurred in the amount of $4,775 and $7,798 for the three months ended June 30, 2012 and 2011, respectively.  The decrease in the three month period ended June 30, 2012, was due to the non-issuance of $5,000 of stock-based compensation in the current quarter.  This contract expired as of March 31, 2012.

Net Loss

For the three month periods ended June 30, 2012, the Company recognized a loss of $(5,060) compared to a loss of $(5,438) for the comparable three month period of 2011.   The increase in loss was due mainly to the decrease in stock-based compensation and professional fees.

Liquidity and Capital Resources

The following summary data is presented for the period ended June 30, 2012 (unaudited) and for the year ended March 31, 2012 (audited):

	June 30, 2012	March 31, 2012
	(unaudited)	(audited)

Current assets	$479	$579
Total Assets	10,479	10,954

Total current liabilities	91,248	86,663
Total liabilities	91,248	86,663
Total stockholders' equity	(80,769)	(75,709)

Working Capital	(80,290)	(86,084)
Net Cash Used by Operating Activities	(400)	(12,262)

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

At June 30, 2012 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the unaudited financial statements, as of June 30, 2012, we have an accumulated deficit of $(1,328,971) and negative working capital of $(80,290).  For the Three months ended June 30, 2012 we used cash in operations in the amount of $(400).  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  These unaudited financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

With respect to the period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending June 30, 2012, the Company’s management, including its Chief Executive Officer has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

                     None for period.

Item 1A.	Risk Factors.

                     Not required for smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

                     There was none for the period.

Item 3.	Defaults Upon Senior Securities.

                      There was none for the period.

Item 4.	Mine Safety Disclosures.

                      There was none for the period.

Item 5.	Other Information.

None required

Item 6.	Exhibits.

Exhibit No.	Description

31(a)	Rule 13a-14(a) Certification – Chief Executive and Chief Financial Officer

32(a)	Section 1350 Certification – Chief Executive and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2012
American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President