Form 10-Q
period 2012-09-30
AMERICAN FIRST FINANCIAL INC
filed 2012-11-19
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, par value $.05 per share, outstanding as of November 10, 2012 was 24,982,205

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American First Financial, Inc.
As of September 30, 2012 (unaudited) and March 31, 2011 (audited) and for the three and six months ended September 30, 2012 and 2011 (unaudited)

Contents:

American First Financial, Inc.
Balance Sheet

	September 30,	March 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$479	$579
Total current assets	479	579
Property & equipment, net of accumulated depreciation of $11,673 and $11,298, respectively	-	375
Intangibles	10,000	10,000

Total Assets	$10,479	$10,954

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$4,425	$3,855
Shareholder loans	89,366	82,808
Total current liabilities	93,791	86,663

Total liabilities	93,791	86,663

Stockholders' Equity
Redeemable Convertible Preferred Stock: $.05 par 5,000,000 shares authorized (Series A & B) 0 and 0 Series B shares issued and outstanding, respectively	-	-
Common Stock, $.05 par value, 50,000,000 shares authorized; 24,982,205 and 24,982,205 shares issued and outstanding, respectively	1,249,110	1,249,110
Additional paid-in capital	(908)	(908)
Subscription receivable	-	-
Accumulated Deficit	(1,331,514)	(1,323,911)
Total stockholders' equity	(83,312)	(75,709)
Total Liabilities and Stockholders' Equity	$10,479	$10,954

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Origination Fees - Global	$-	$-	$-	$-
Consulting fees	-	714	-	3,074
Total revenue	-	-	-	3,074

Operating expenses:
Selling	-	-	-	-
General and administrative	300	1,037	700	1,998
Professional expenses	1,958	-	5,958	-
Compensation	-	6,100	-	12,520
Stock-based compensation	-	-	-	-
Depreciation	-	417	375	834
Loss on sale of property	-	-	-	-
Total operating expenses	2,258	7,554	7,033	15,352

Net operating loss	(2,258)	(6,840)	(7,033)	(12,278)
Interest expenses	285	520	570	520
Net income (loss)	$(2,543)	$(7,360)	$(7,603)	$(12,798)
Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
primary and dilutive	24,982,205	24,982,205	24,982,205	24,982,205

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net (loss) income	$(7,603)	$(12,798)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation	375	834
Stock-based compensation	-	-
Compensation, forgiveness of shareholder loan	-	10,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	570	(4,889)
Net Cash (Used) Provided by Operating Activities	(6,658)	(6,853)
Cash Flows from Financing Activities:
Net (repayments) proceeds of stockholder loans	6,558	6,438
Net Cash (Used) Provided by Financing Activities	6,558	6,438

Net increase (decrease) in Cash	(100)	(415)

Cash at beginning of period	579	994

Cash at end of period	$479	$579

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2012 and March 31, 2012 and the result of operations and cash flows for the three and six months ended September 30, 2012 and 2011 have been made.

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expenses were $0, $0, $0 and $0 for the three and six months ended September 30, 2012 and 2011, respectively.  Advertising expenses are included in the Company’s selling operating expenses.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. At September 30, 2012 and March 31, 2012 there were 2,300,000 options outstanding that were considered to be anti-dilutive.

Subsequent Events
These interim financial statements were approved by management and were issued on November 11, 2012. Subsequent events have been evaluated through this date.

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

As shown in the accompanying financial statements, AFF incurred operating losses for the three month periods ended September 30, 2012 and 2011. The Company has accumulated deficit and a working capital deficit at September 30, 2012 (unaudited) and March 31, 2012 (audited).   AFF has limited financial resources with which to satisfy any future cash requirements and until such time as AFF is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF's ability to generate origination and consulting fees at a rate sufficient to meet obligations and costs.

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

Note 3    Property and Equipment

Property and equipment, as of September 30, 2012 and March 31, 2011 consist of:

	September 30, 2012	March 31, 2011

Equipment	$11,673	$11,673
Less accumulated depreciation	11,673	11,298
	$-	$375

Depreciation of property and equipment was $0, $417, $375 and $834 for the three and six months ended September 30, 2012 and 2011, respectively.

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

As of March 31, 2012, the Company has unused net long-term capital losses of approximately $405,000 and unused Net Operating Loss carry-forwards of approximately $734,000 which begins to expire in 2028.   Differences in financial statement accumulated deficit and taxable losses resulting in Net Operating Losses are due to permanent non-deductible stock transactions.

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

Note 7            Related Party Transactions

At September 30, 2012 and March 31, 2012, the Company had a subscription receivable due from and a shareholder loan payable to the major shareholder.

During the six months ended September 30, 2012 and 2011, officer compensation in the amount of $0 and $10,000 respectively, were paid to Mr. Stirling.

During the six months ended September 30, 2012 and 2011, rent expense in the amount of  $600 and $600, respectively, was paid to Mr. Stirling

Total payments to Mr Stirling during the six months ended September 30, 2012 and 2011 were $600 and $10,600, respectively, which was 8% and 69% of the total expenses respectively.

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

Note 8            Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $300, $300, $600 and $600 for the three and six months ended September 30, 2012 and 2011, respectively.

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

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001. As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. Our total assets at September 30, 2012 were $10,479 and our liabilities were $93,791. We show a net loss through six months of our current fiscal year of $(7,603).

AFF’S operations through December 31, 2011 had primarily been the acceptance of loan submissions from independent retail mortgage brokers and then presenting those loans to approved wholesale lenders. AFF presents broker loan submissions to Global Lending Group, Inc. (shareholder with 500,000 AFF common shares), or directly to the lender contacts of Global, for underwriting, closing, and funding of those loans.  Compensation on a loan may consist of percentage points charged to the borrower, percentage points paid by Global and processing fees, all of which are negotiated prior to the processing of the loan. After the loan closing, AFF receives the gross amount of all compensation associated with the loan and then pays the originating broker a referral fee equal to 2% of the loan amount. AFF then kept all other compensation.

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

Results of Operations

Three months ended September 30, 2012 and 2011

Revenues

For the three months ended September 30, 2012 and 2011 revenues were $0, and $714, respectively.  Revenues in the current quarter were from consulting fees from non-affiliated brokers.  The Company does not currently advertise their services while they are looking for brokers to acquire.  They consult with a limited number of brokers who here of them by word of mouth.

Operating Expenses

Operating expenses were incurred in the amount of $2,258 and $7,554 for the three months ended September 30, 2012 and 2011, respectively.  The decrease in the three month period ended September 30, 2012, was due to not repeating recognizing $5,000 in officer compensation.  .

Net Loss

For the three month periods ended September 30, 2012, the Company recognized a loss of $(2,543) compared to a loss of $(7,360) for the comparable three month period of 2011.   The decrease in loss was due mainly to a decrease in stock-based compensation and professional fees.

Six months ended September 30, 2011 and 2011

Revenues

For the six months ended September 30, 2012 and 2011 revenues were $0, and $3,074, respectively.  Revenues in the current quarter were from consulting fees from non-affiliated brokers.  Revenues in the six months ended September 30, 2012 were from commissions on placing loans.  The Company does not currently advertise their services while they are looking for brokers to acquire.  They consult with a limited number of brokers who here of them by word of mouth.

Operating Expenses

Operating expenses were incurred in the amount of $7,033 and $15,352 for the six months ended September 30, 2012 and 2011, respectively.  The decrease in the six month period ended September 30, 2013, was mainly due to a decrease in professional expenses.

Net Loss

For the six month periods ended September 30, 2012, the Company recognized a loss of $(7,603) compared to a loss of $(12,798) for the comparable six month period of 2011.   The decrease in loss was mainly due to a decrease in general and professional fees.

Liquidity and Capital Resources

The following summary data is presented for the period ended September 30, 2013 (unaudited) and for the year ended March 31, 2012 (audited):

	September 30, 2012	March 31, 2012
	(unaudited)	(audited)

Current assets	$479	$579
Total Assets	10,479	10,954

Total current liabilities	93,791	86,663
Total liabilities	93,791	86,663
Total stockholders' equity	(83,312)	(75,709)

Working Capital	(93,312)	(86,084)
Net Cash Used by Operating Activities	(6,658)	(6,853)

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

At September 30, 2012 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the unaudited financial statements, as of September 30, 2012, we have an accumulated deficit of $(1,331,514) and negative working capital of $(93,312).  For the six months ended September 30, 2012 we used cash in operations in the amount of $(6,658).  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to maintain profitability and or attain funding through additional share sale or debt.  These unaudited financial statements do not include any adjustments that might be necessary if the Company cannot continue as a going concern.

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

With respect to the period ending September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

                        None required.

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

Date: November 19, 2012
American First Financial, Inc.

By:	/s/ J. R. Stirling
J. R. Stirling, President