Form 10-K
period 2013-03-31
AMERICAN FIRST FINANCIAL INC
filed 2013-05-31
CIK 1156884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Issuer’s telephone number: 727-448-9587

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

The number of shares outstanding of the issuer’s Common Stock, $.05 par value, as of June 30, 2013 and 2013 was 24,982,205 and 24,982,205 shares.

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

Item 1.                               Business

General

American First Financial, Inc. (“AFF”) is a Florida corporation formed in March, 2001.  As part of our recent financial statements our auditor has expressed an opinion that based on our financial condition at the time “there is substantial doubt about the company’s ability to continue as a going concern”. As of March 31, 2013, our current assets are $479 and our current liabilities are $101,535. We show a net loss for our current fiscal year of $(25,346).

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

Employees

As of March 31, 2013, AFF had a staff of two people, including one in sales, marketing and administration, (Mr. Stirling) and one in processing, submissions and closings. Both employees work on a commission only basis. Currently Mr. Stirling is the only full time employee.

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

We can provide no assurances we will be able to continue as a going concern or raise additional financing in the future. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we have incurred recurring losses, and have negative working capital and a net capital deficiency at March 31, 2013.  These factors, among others, may indicate that we may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. The Company has a plan of financing to obtain cash to finance its operations through the sale of equity, debt borrowing and/or through the receipt of fees. We can provide no assurances that financing will be available to us on terms satisfactory to us, if at all, or that we will be able to continue as a going concern.  Further, we can provide no assurances that a mutually acceptable licensing agreement will be entered into on terms satisfactory to us, if at all. See “Notes to our Financial Statements.”

We have incurred net losses and our revenues are declining; failure to achieve significant revenues and profitability in the future would cause the market price for our common stock to decline further.  We have generated net losses in recent years. We have an accumulated retained deficit of $(1,339,681) and a shareholders’ equity of $(91,479) as of March 31, 2013. If we don’t immediately achieve significant revenues and profitability in the near future, the market price for our common stock could decline further.

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

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of March 31, 2013, we have outstanding 24,982,205 shares of common stock, including an estimated 9.3 million outstanding shares held by non-affiliated persons. Holders of restrictive securities may also sell their restrictive shares pursuant to Rule 144. In general, under Rule 144 of the Securities Act of 1933, as amended, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144, subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144, non-affiliates may sell or otherwise transfer their restricted shares without compliance with current public information where the restricted securities have been held for at least one year pursuant to Rule 144(a). Future sales of common stock or the availability of common stock for sale may have an adverse effect on the market price of our thinly traded common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

Item 2.                               Description of Property

Currently, we do not occupy any rental property.   Our office is temporarily being provided through property owned by the majority shareholder.

Our office is at the following address:

●	Address: 12900 Vonn Road Suite B102 Largo, FL 33774
●	Size: 400 square feet
●	Landlord: J. R. Stirling
●	Term: for as long as needed.
●	Monthly Rent: $100 as a reimbursement of expenses. This property is adequate for our current needs.

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

Quarter Ended	High	Low
March 31, 2013	.045	.045
December 31, 2012	.045	.045
September 30, 2012	.045	.045
June 30, 2012	.045	.045
March 31, 2012	.045	.045
December 31, 2011	.045	.045
September 30, 2011	.045	.045
June 30, 2011	.045	.045
March 31, 2011	.045	.045

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

●
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
●
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

●
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

 We did not use a private placement memorandum for the following reasons:

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

●	None of these issuances involved underwriters, underwriting discounts or commissions.
●	Restrictive legends were and will be placed on all certificates issued as described above. (See below)
●	The distribution did not involve general solicitation or advertising.
●	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

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

Results of Operations

The year ended March 31, 2013 and 2013

The following summary data is presented for the year ended March 31, 2013 and 2012:

For the Years Ended March 31,	2013	2012	% change
Revenues: Origination fees and points	$-	$-	N/A
Revenues: Consulting fees	$-	$4,002	-N/A%
Commissions and other direct costs	-		N/A
Gross Margin	-	4,002	-N/A%
Operating expenses:	14,630	33,249	-54%
Net income (loss)	$(25,346)	$(30,337)	48%

Revenues

For the years ended March 31, 2013 and 2012, revenues were $0 and $4,002, respectively.  Revenues in the current year decreased due to the continuing economic climate and continuing tight credit markets.  The Company also did not pursue loans or consulting work while waiting for the company’s registration to become effective.  During the fiscal year ended March 31, 2012, the Company placed 11 non-conforming loans with various lenders including Global.  Gross margin decreased in the current year, based on the decrease in volume.  Gross margin, as a percentage of sales, increased primarily due to reductions in earned commissions.

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

Operating Expenses

For the years ended March 31, 2013 and 2012 operating expenses were incurred in the amount of $14,630 and $33,249, respectively. The overall change was due to a decrease in the  stock based compensation of $20,000 and various minor changes in most other expense lines.  Operating expenses for the consulting services are not expected to increase over the current trend.

Net Loss

For the years ended March 31, 2013 and 2012 the Company incurred  net operating losses of $25,346 and $30,337, respectively. The change in the year earnings is primarily related to the decrease in expenses.
.
Liquidity and Capital Resources.

The following summary data is presented for the years ended March 31, 2013 and 2012:

	2013	2012	% change
Current assets	$479	$579	-17%
Total Assets	479	10,954	-96%

Total current liabilities	101,535	86,663	17%
Total liabilities	101,535	86,663	17%
Total stockholders' equity	(101,056)	(75,710)	-33%

Working Capital	(101,056)	(86,084)	-17%
Net Cash (Used) Provided by Operating Activities	$(15,755)	$(6,853)	-130%

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

At March 31, 2013 the Company had minimal cash to meet current obligations.  The Company may rely upon the issuance of common stock and additional capital contributions from shareholders to fund any operating shortfall.

As reflected in the audited financial statements, as of March 31, 2013, we have an accumulated deficit of $(1,349,258) and negative working capital of $(101,056).  For the year ended March 31, 2013 we recorded negative cash used in operations in the amount of $(15,755).  These issues raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to increase revenues through acquisitions or advertising and or attain funding through additional share sales or debt.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, but are being changed to allow timely filing in the future.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of American First Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a - 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

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

Family Relationships

There are no family relationships among our officers and directors.

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Compensation

Name	Year ended March 31, 2013	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

J. R. Stirling,	0	0	0	0	0	0	0	0

The Company has not:

●
established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

●	established any committees of the board of directors.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer.

Name	Title	Year	Commission	Bonus	Stock awards	Option * awards	Non equity Incentive plan compen- sation	Non qualified deferred compensation	All other Compensation	Total

J. R. Stirling	President	2013	$0	0			0	0	1,200	$1,200
		2012	$0	0			0	0	*21,200	$21,200

*Includes$20,000 annual compensation applied to subscription receivable and $1,200 in rentsDKM Certified Public Accountants

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of March 31, 2013.

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

Narrative disclosure to summary compensation and option tables

Mr. Stirling’s management agreement has been cancelled because the written agreement was not financially feasible for the corporation and we now have a verbal employment understanding with him, the principal provisions of which are as follows:

●	Term: Month to month. Currently, everything is at the sole discretion of Mr. Stirling. Once two new directors are appointed, a mutually agreed upon written employment agreement will be drawn.
●	Compensation: Commissions at the discretion of the Company related to sales. Commissions are paid on a case by case basis to be determined solely by Mr. Stirling
●	Termination: Sole discretion of Mr. Stirling

 At no time during the last fiscal year with respect to any person listed in the Table above was there:

●
An outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	Any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
●	Any option or equity grant;
●	Any non-equity incentive plan award made to a named executive officer; or
●	Any nonqualified deferred compensation plans including nonqualified defined contribution plans.

Item 12.                             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth the number of shares of our $0.05 par value common stock beneficially owned by (i) each person who, as of March 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Director and (iii) our Officer and Director as a group. A total of 24,982,205 common shares were issued and outstanding as of March 31, 2013.

Name and Address Beneficial Owner	No. of Shares Owned	Percentage of Ownership

Mr. J. R. Stirling	16,600,981	50.4%

William Blacksheer	2,000,000	8.0%

All Officers and
Directors as a Group		58.4%
(one person)

Item 13.                             Certain Relationships, Related Transactions and Director Independence

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2012, our registration statement was not effective and none of our officers, directors or 10% or greater stockholders filed any forms to the best of our knowledge.

Board Members Who Are Deemed Independent

None

Item 14.                             Principal Accountant Fees and Services

The financial statements of American First Financial, Inc. as of, and for the years ended, March 31, 2013 and 2012, appearing in this Form 10-K, were audited by Drake & Klein, CPAs . an independent registered public accounting firm, as stated in their report thereon, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Audit Fees

The aggregate fees billed for professional services rendered by DKM Certified Public Accountants  for the 2012 audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal years 2013 and 2012 were $6,000 and $6,000, respectively.

Audit-Related Fees

There were no other fees billed by DKM Certified Public Accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no tax related fees billed by DKM Certified Public Accountants . during 2013 or 2012.

All Other Fees

There were no other fees billed by DKM Certified Public Accountants during the last two fiscal years for products and services provided by DKM Certified Public Accountants .

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

AMERICAN FIRST FINANCIAL, INC.
Dated:	May XX, 2013

		By:	/s/ J. R. Stirling
J. R. Stirling,
Chief Executive and Chief Financial Officer

Financial Statements For The Years Ended March 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors
American First Financial, Inc.
Clearwater, Florida

We have audited the accompanying balance sheet of American First Financial, Inc. as of March 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

DKM Certified Public AccountantsCertified Public Accountants
Clearwater, Florida
May 31, 2013

American First Financial, Inc.
Balance Sheet

	March 31	March 31,
	2013	2012
Assets
Current assets
Cash	$479	$579

Total current assets	479	579

Property & equipment, net of accumulated
depreciation of $11,298 and $9,839, respectively	-	375

Intangibles	-	10,000

Total Assets	$479	$10,954

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$3,072	$3,855
Shareholder loans	98,463	82,808
~~Notes payable, current~~	-	-
~~Demand notes payable~~	-	-
Total current liabilities	101,535	86,663

Notes payable	-	-

Total liabilities	101,535	86,663

Stockholders' Equity
Redeemable Convertible Preferred Stock: $5 par
5,000,000 shares authorized (Series A & B)
0 and 0 Series B shares issued and
outstanding, respectively	-	-
Common Stock, $.05 par value, 50,000,000 shares
24,982,205 and 24,982,205 shares
issued and outstanding, respectively	1,249,110	1,249,110
Additional paid-in capital	(908)	(908)
		-
Accumulated Deficit	(1,349,258)	(1,323,912)
Total stockholders' equity	(101,056)	(75,710)

Total Liabilities and Stockholders' Equity	$479	$10,954

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Operations
(Unaudited)

	For the Year Ended
	March,31
	2013	2012

Origination Fees - Global	$-	$-
Consulting fees	-	4,002

Total revenue	-	4,002

Operating expenses:
~~Selling~~	-	-
General and administrative	3,797	4,507
Professional expenses	10,458	4,762
Compensation	-	22,520

Depreciation	375	1,460

Total operating expenses	14,630	33,249

Net operating loss	(14,630)	(29,247)

Other income (expense)
Interest expenses	(716)	(1,090)
Loss on impairment of intangible	(10,000)	-

Net income (loss)	$(25,346)	$(30,337)

Earnings (loss) per share,
primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	24,982,205	24,982,205

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Stockholders’ Equity

			Additional			Stock
			Paid in	Subscription	Accumulated	Holders'
	shares	$.05 par	Capital	Receivable	Deficit	Equity

Balance March 31, 2011	24,982,205	$1,249,110	$(908)	$(20,000)	$(1,293,575)	$(65,373)

Officer comp - forgiveness of debt				20,000		20,000

Net loss					(30,337)	(30,337)

Balance March 31, 2012	24,982,205	$1,249,110	$(908)	$-	$(1,323,912)	$(75,710)

Net loss					(25,346)	(25,346)

Balance March 31, 2013	24,982,205	$1,249,110	$(908)	$-	$(1,349,258)	$(101,056)

The notes are an integral part of these financial statements.

American First Financial, Inc.
Statement of Cash Flows

	For the Year Ended
	March 31,
		2013		2012

Cash Flows from Operating Activities:
Net (loss) income		$(25,346)		$(30,337)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation		375		1,460
Loss on impairment of intangible		10,000		-
Compensation, forgiveness of shareholder loan		-		20,000
Stock-based and non-cash compensation		-		-
Changes in assets and liabilities:
Accounts payable and accrued expenses		(784)		(3,385)
Net Cash (Used) Provided by Operating Activities		(15,755)		(12,262)

Cash Flows from Investing Activities:
Proceeds from sale of property		-		-
Net Cash (Used) by Investing Activities		-		-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock		-		-
Net (loans to) repayment of stockholder loans		15,655		11,847
Net Cash (Used) Provided by Financing Activities		15,655		11,847

Net decrease in Cash		(100)		(415)

Cash at beginning of period		579		994

Cash at end of period		$479		$579

Supplemental cash flow information:
Interest paid	$		$
Taxes paid		$-		$-

Non-cash transactions:
For the year ended March 31, 2012, $20,000 of compensation was non-cash payment reductions of shareholder loans.

The notes are an integral part of these financial statements.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2013 and 2012

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

Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2013 and 2012, the result of operations and cash flows for the years then ended have been made.

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
March 31, 2013 and 2012

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

Property and equipment

Property and Equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2013 and 2012.

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
March 31, 2013 and 2012

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

Advertising

The costs of advertising are expensed as incurred. Advertising expenses were $0 and $0 for the years ended March 31, 2013 and 2012, respectively. Advertising expenses are included in the Company’s selling operating expenses.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. As of March 31, 2013 and 2012, there were 2,300,000 options outstanding that were considered anti-dilutive.

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

As shown in the accompanying financial statements, AFF  incurred operating loss for the years ended March 31, 2013 and 2012. Although the Company does not have a history of losses and maintains a positive net worth, there remains an accumulated deficit and a working capital deficit at March 31, 2013.  AFF  has limited financial resources with which to satisfy any future cash requirements and until such time as AFF  is able to raise additional capital or generate positive cash flow from operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. AFF ’s ability to achieve and maintain profitability and positive cash flow is dependent upon AFF 's ability to generate mortgages and thereby origination fees at a rate sufficient to meet obligations and costs. Management plans to fund its future operations by obtaining additional financing and continuing to grow the mortgage origination base. However, there is no assurance that AFF  will be able to grow the business or to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to AFF  or its shareholders. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict.

 American First Financial, Inc.
Notes to the Financial Statements
March 31, 2013 and 2012

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3                                Property and Equipment

Property and equipment, as of March 31, consist of:

	2013	2012
Equipment	$11,673	$11,673
Less accumulated depreciation	11,673	11,298
	$-	$375

Depreciation of property and equipment was $375 and $1,460 for the years ended March 31, 2013 and 2012, respectively.

Note 4                                Options

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

A summary of the activity of the Company’s options for the years ended March 31, 2013 and 2012 is as follows:

			Weighted Average		Remaining
	Options	Options	Intrinsic	Exercise	Contractual
	Outstanding	Vested	Value	Price	Term

Options, March 31, 2011	2,300,000	2,300,000	$	$
Granted	––	––
Exercised	––	––
Forfeited	––	––
Options, March 31, 2012	2,300,000	2,300,000
Granted	––	––
Exercised	––	––
Forfeited	––	––
Options, March 31, 2013	2,300,000	2,300,000	0.00	.05	4.25 years

 American First Financial, Inc.
Notes to the Financial Statements
March 31, 2013 and 2012

The following table summarizes information regarding options outstanding at March 31, 2013:

Weighted Average:
Dividend yield	0.0%
Risk-free interest rate	1.39%
Expected life in years	3.0
Expected price volatility	10.0%

All options were fully vested as of March 31, 2013 and 2012.   No additional expense has been recorded regarding these options and no additional options have been issued. There were no options exercised during the years ended March 31, 2013 and 2012.

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

The income tax benefits and deferred tax assets as of March 31, 2013 and 2012 are as follows:

	2013	2012
Income tax provision (benefit) at statutory rate	$(2,700)	$(5,400)
State income tax expense (benefit), net of federal benefit	(250)	(500)
Subtotal	(2,950))	(5,900)
Change in allowance	2,950	5,900
Deferred Tax Asset	$––	$––

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$(178,500)	$(175,500)
Stock-based Compensation	(45,000)	(45,000)
Non-cash officer compensation	(16,400)	(16,400)
	(239,900)	(236,900)
Less reserve for allowance	239,900	236,900
Deferred Tax Asset	$––	$––

As of March 31, 2013, Management has determined that the Company has net long-term capital losses of approximately $405,000 and unused net operating loss carryforwards of approximately $240,000 which begins to expire in 2028.  Differences in financial statement accumulated deficit and taxable losses resulting in net operating losses are due to permanent non-deductible stock transactions.

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

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2013 and 2012

During the year ended March 31, 2008 two shareholders elected to convert 4,000 shares of the outstanding Series B Preferred Stock to common shares. During the year ended March 31, 2012  one shareholder elected to cancel 2,000 outstanding Preferred Shares.  These were retired and treated as additional contribution to capital.  The remaining preferred stock shareholder elected to convert 2,000 shares to common stock. There are currently no outstanding shares of preferred stock.

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

Note 8                                Related Party Transactions

The Company had Shareholder loans from Mr. Stirling, President, in the amount of $98,463 and $82,808 as of March 31, 2013 and 2012, respectively. These loans are short-term in nature and are net of a loan payable to him listed below. These loans are not supported by any executed loan documents and any interest charges were considered to be immaterial and were not recorded.

During the year ended March 31, 2010 a note payable to Mr Stirling in the amount of $50,000 was off-set against the amounts loaned to Mr. Stirling. This cancellation of receivables and debt was a non-cash transaction. The remaining change in shareholder loans was due to amounts that were advanced by Mr. Stirling to fund operations or expenses paid on behalf of the Company by Mr. Stirling.

In 2008 Mr. Stirling was offered shares of common stock under a subscription receivable in the amount of $100,000. This loan is listed as a contra-equity account and is being amortized into income over five years. Interest charges on this loan were considered to be immaterial and were not recorded. . Officer compensation in the amount of $20,000 was recorded for the year ended March 31, 2012.  The stock was issued during the fiscal year ended March 31, 2010.  The balance of the subscription receivable at March 31, 2013 and 2012 was $0 and $20,000 respectively.

During the year ended March 31, 2010, Mr. Stirling received 1,000,000 shares for services in the amount of $7,500.

 Commissions in the amount of $0 and $0 for the years ended March 31, 2013 and 2012, respectively, paid were paid to Mr. Stirling as the main mortgage broker.

Rent expense paid to Mr. Stirling for the years ended March 31, 2013 and 2012 were $1,200 and $1,200, respectively.

The total amounts paid to Mr. Stirling for the years ended March 31, 2013 and 2012 were $0 and $20,000, or 0% and 58% of the total expenses, respectively.

American First Financial, Inc.
Notes to the Financial Statements
March 31, 2013 and 2012

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

Note 9                             Commitments and Contingencies

The Company has limited needs for office space and subleases office space on a month to month arrangement from the president. The Company has not entered into any lease arrangement plan.  In lieu of rent, the Company agreed to pay $100 per month to reimburse for expenses.  Rent expense was $1,200 and $1,200 for the years ended March 31, 2013 and 2012, respectively.

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

Note 10                             Intangibles

AFF paid $10,000 to do loans in various states including Florida.  Because the AFF is no longer engaged in making loans, the license has been impaired for $10,000 by writing off the intangible to other comprehensive income.